Form 10KSB
period 1996-03-31
ECOTYRE TECHNOLOGIES INC
filed 1996-07-01
CIK 946670

- ----------------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                        ---------------
                          Form 10-KSB
  (Mark One)
  [X] Annual report  pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended March 31, 1996
                               or
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _____ to _____

  Commission file number 0-27240

                   ECOTYRE TECHNOLOGIES, INC.
         (Name of Small Business Issuer in its Charter)

  Delaware                                   11-3234026
(State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

895 Waverly Avenue, Holtsville, New York         11742
(Address of Principal Executive Offices)      (Zip Code)

Issuer's telephone number, including area code:     (516) 289-4545

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]   No [   ]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

  Issuer's revenue for its most recent fiscal year: $314,024.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 1996 based on the average price on that date was $12,466,406. At June 28, 1996, the number of shares outstanding of the issuer's common stock was 3,115,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format     Yes [   ]   No [ x ]

- ------------------------------------------------------------------------

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

General

     EcoTyre Technologies Inc., (the "Company") has marketed since 1993 remolded automobile tires manufactured by third parties for sale in the United States replacement automobile passenger tire market. The Company believes based on published industry reports that in 1994, over $7 billion of replacement automobile passenger tires were sold in the United States. During 1995, the Company curtailed distribution operations, concentrating its efforts on commencing manufacturing operations for its own line of remolded tires, which limited manufacturing operations commenced in December 1995. The remolded tires manufactured by the Company are created by remanufacturing a previously used high-quality passenger automobile tire casing of a name brand manufacturer. Through a process comparable to manufacturing a new tire, new rubber is attached to the casing from sidewall to sidewall.

     88% of the Company's revenues for the fiscal year ended March 31, 1996 and all of its revenues for fiscal 1995 were derived from the distribution of remolded passenger automobile tires manufactured by third parties, thus allowing the Company to evaluate the market acceptance of these products in the United States. While remolded passenger automobile tires have for many years been used in the United Kingdom and other parts of Europe, their use in the United States has been primarily for commercial purposes such as in the airline industry. Based upon its experience in distributing remolded passenger automobile tires in the United States, and in order to exercise greater control over costs and product quality, the Company acquired equipment to manufacture its own remolded tires and leased a 65,000 sq. ft. manufacturing facility. The Company also hired executive, management and engineering personnel with significant experience in the automobile passenger automobile tire industry, including the manufacture of remolded passenger automobile tires.

     The Company was incorporated under the laws of the State of Delaware on May 20, 1994 as a successor to a predecessor New York corporation formed in April 1993 from which it acquired the assets used in connection with its business in June 1994. The Company's executive offices, manufacturing facility and warehouse are located at 895 Waverly Avenue, Holtsville, New York 11742, and its telephone number is (516) 289-4545.

The Replacement Passenger Tire Industry

     According to published industry reports, approximately 175 million replacement automobile passenger tires were sold during 1994 in the United States for over $7 billion. This market has been increasing in size each year as the number of older cars in use in the United States has increased. According to published reports, more than one in two automobiles in use in the United States is six years old or older. On average, automobiles currently in use in the United States are approximately 8 years old and require replacement tires approximately every 35,000 to 40,000 miles or three to four years. The replacement tire market includes new tires, retreads (including remolded tires) and used tires. Replacement tire products are sold primarily through independent dealers and distributors, which, based on published industry reports, together accounted for approximately 64% of all replacement tires sold in the United

States in recent years. Replacement tires are sold in a wide variety of sizes and types to match the varying sizes and styles of automobiles and other vehicles on which they are used. The Company believes, based on published industry data, that there currently are approximately 80 different sizes of passenger automobile tires in use in the United States, of which the 10 most popular sizes account for approximately 48% of the market.

     According to published reports, in 1994 retreaded tires (including remolded tires) accounted for approximately 29 million of the replacement tires in the U.S., of which approximately 6 million units were for passenger automobiles. Traditional retreaded tires are made from used tire casings to which new rubber is applied only to the outside tread of the tire. With the exception of this new tread, traditional retreaded tires undergo no other structural or cosmetic change. The Company believes that its remolded tires differ in significant respects from traditional retreaded tires. See "Manufacturing Operations". The Company believes that remolded tires, while popular in European automobile tire markets, have not been utilized to a significant degree in the U.S. automobile tire market.

Manufacturing Operations

     The Company commenced limited manufacturing operations in December 1995 at its 65,000 square foot leased facility in Holtsville, New York. See "Properties". The Company has purchased 28 mold presses, molds, two extruders, three sidewall building machines, four buffing machines and related ancillary equipment. The additional equipment purchased is intended to increase production and limit down time due to equipment cleaning and repairs. Except for a recently purchased buffing machine, the Company has no warranty or service contracts with respect to such equipment, and bears the sole risk if equipment fails to operate effectively. No assurance can be given that this equipment will function properly during manufacturing operations.

     The Company's remolded tires are manufactured with previously used high quality tire casings of name brand manufacturers. Using automated buffers, the Company removes or "buffs" and smoothes the old rubber from the entire casing down to the shell casing. Using a spray booth cement transfer station, the Company applies adhesive and then applies new tread rubber onto the casing and sidewall veneer to the casing. Vulcanizing presses then permanently bond the new rubber to the casing through a bonding process that covers the entire casing from sidewall to sidewall (or "bead to bead") in a unitary melded piece of rubber. This vulcanizing process utilizes a high-temperature mold press and tread molds to create the new tread design and a steam-heated curing process comparable to that used in new tire production. Finally, the remolded tire is inspected, including pressure inflation testing. The Company has also used the services of an independent testing facility to test the building process for proper building of the tires with favorable results. The Company believes its remolded tires are comparable in quality and appearance to new replacement tires. Its remolded tires contrast with traditional retreaded tires, which do not have the appearance of a new tire, since on traditional retreads new tread is placed over only the tread portion of a used casing and is affixed to the old sidewalls.

Marketing and Distribution

     The Company is initially producing at its manufacturing facility an assortment of popular sizes (in three tread patterns) of replacement tires, primarily for older small and mid-size vehicles. Eight mold presses that the Company recently purchased will be used to manufacture larger passenger tires used on recreational, sports utility, high performance and light commercial vehicles. Manufacturing of these type tires is scheduled to commence in or about September 1996. The Company believes that budget minded consumers will find cosmetically appealing, low-priced remolded replacement automobile tires to be an attractive alternative to more expensive, new replacement tires. The Company enhances its marketing efforts at the retail level by offering a four-year/50,000 mile tread wear limited warranty on its steel belted radial passenger car tires (excluding high performance tires, snow tires and light truck tires), thus demonstrating to its customers and consumers the high level of confidence which the Company has in the quality level of its products. At the wholesale level, the Company intends to enhance marketing efforts through dealer incentive plans such as price incentives, cooperative advertising and point-of-sale material.

     The Company has entered into an agreement dated April 1, 1994, as amended, with one customer for a three-year term, renewable by either party for successive one-year terms upon 90 days notice. Pursuant to this agreement, in the event the customer purchases four cargo containers of tires per month from the Company during the first 12 months of operations at the Company's new manufacturing facility, the Company will be required to pay to this customer a 10% commission on all tires purchased by them from the Company for that part of such period during which the Company is in full production. Under this agreement, the Company has granted to this customer the exclusive right to distribute the Company's products in Florida, Alabama, Louisiana, North Carolina, South Carolina and Georgia, which exclusivity can be terminated by the Company if, with respect to Florida, this customer does not sell an average of four containers per month, and with respect to the other states, an average of two containers per month. The customer also has the non-exclusive right to sell the Company's tires in Central America and the Caribbean area, subject to the Company's prior written permission. Pursuant to this agreement, the customer has agreed not to sell in the exclusive territories any other remolded tire products aside from those sold by the Company. In June 1996, this customer was also granted the exclusive right to distribute in South America with certain conditions.

     The Company has entered into an agreement dated January 1, 1995 with a second customer for a four-year term, renewable by either party for successive one-year terms upon 90 days notice. Pursuant to this agreement, the Company has granted to this customer the exclusive right to distribute its tires in California, Texas, Missouri, Kansas, New Mexico, Oklahoma and Nevada; provided, that if this customer fails to commence distribution of and has no immediate intention to distribute the Company's tires in any of these territories by June 30, 1996, then the Company shall be free to offer distributorships to third parties in such territories. Pursuant to this agreement, this customer has also agreed not to sell in the exclusive territories any other remolded tires other than those sold by the Company. This agreement may be terminated by either party without cause upon 90 days notice.

     During fiscal 1995 and 1996, minimum order quantities for sales of third party manufactured tires distributed by the Company were not met by either of these customers, due in large part to the Company's inability to obtain sufficient quantities of remolded tires from its suppliers for resale to these customers. There can be no assurance that these customers will purchase any remolded tires from the Company, since their minimum purchase requirements only affect the exclusivity of their distributorships.

     According to published reports, approximately 65% of all replacement tires are sold through independent dealers and distributors. Accordingly, the Company intends to target this market in the sale of its manufactured tires. Its regional sales managers will be an integral part of the Company's marketing plans. The Company believes, based on industry reports, that there are more than 40,000 retail outlets in the United States which serve an average of 4,500 vehicles annually. Approximately 1,500 of these outlets are in New York, approximately 4,000 are in California and approximately 2,400 are in Florida. The Company also intends to target other significant retail sellers, such as mass merchandisers, which, based on industry reports, account for approximately 9% of all retail tire sales and auto supply stores, which account for approximately 6% of such sales.

     The Company is also engaged in a marketing program, including attendance at trade shows, advertising in trade publications and point of purchase displays. This program is designed to educate the retail sellers of its tires as to the nature of the Company's products, including their high quality and the economic advantages to tire dealers of selling the Company's products. Customer service is considered by the Company as a primary factor in its operations. Accordingly, the Company intends to use its best efforts to make timely delivery of its products and provide high-quality service and support to its customers.

     With respect to large wholesale customers, the Company intends to deliver its products in large shipping containers delivered by sea where practicable. For inland areas, the Company intends to deliver its products by truck or rail. For customers within the New York metropolitan area, the Company intends to maintain several small trucks which can service a network of retail tire replacement centers from the Company's facility.

Raw Materials

     The primary raw materials to be used by the Company in its manufacturing operations are used tire casings and rubber. The Company believes that rubber is readily available from numerous sources, though its price may fluctuate based on supply and demand in local and worldwide markets. The Company also believes that suitable used tire casings of reusable quality are readily available from a wide variety of sources, including retail replacement tire centers, used tire dealers and distributors and other sources. Given the nature of the market for tire casings, the Company believes that it will be necessary to obtain casings from many sources to meet its anticipated needs. While the Company does not anticipate any difficulties in obtaining raw materials, in the event that sufficient quantities of suitable used tire casings or other raw materials are not available, or if the price thereof substantially increases, the Company's business operations could be materially adversely affected.

Competition

     The automobile replacement tire industry is highly competitive. There are inherent difficulties for any company seeking to commence operations and market a new product, particularly in a very competitive mature market such as that for replacement automobile tires. The Company anticipates that its primary competition will be from lower-priced, lesser-known associated brands of major manufacturers and private label manufacturers of new tires, both imported and domestic, such as Coronet (Armstrong Tire Company), Summit (General Tire Inc.), Hankock, Hercules (Cooper Tire & Rubber Co.), Ohtsu and others from manufacturers and sellers of retreaded tires such as Achievor and Les Schwab. Many of these competitors have been in existence for many years, maintain extensive manufacturing budgets, and have established market shares, wide name recognition, existing franchise, dealer or other distribution networks and greater financial, personnel and administrative resources than the Company and have the capability of value pricing their products to deter or eliminate competition. Assuming the Company does gain a significant market share, there also is no assurance that other United States or foreign tire manufacturers, including those with experience in the foreign remolded tire markets, will not enter the United States market in direct competition with the Company in the United States.

     In addition, there are several retreading processes already in use by potential competitors in addition to the process that the Company utilizes. These alternative processes include the Bandag retreading system precure process, the Goodyear authorized mold cure, precure and unicircle processes, the Hawkinsons System of tire retreading mold cure process, the Hercules retreading equipment system precure process and the Long Mile licensed dealer program mold cure and precure processes. The Company believes that the primary areas of competition are price, warranty, service and quality and that it competes favorably in these regards.

     The Company believes that its primary competitive advantage with respect to new replacement tires is cost. While the price differential between the Company's products and those of lower end and certain foreign-manufactured replacement tires is expected to be smaller, the Company expects that its price advantage will still be sufficient to attract consumers to its products. Further, the Company believes that it will enjoy a competitive advantage with respect to lower-priced imported new replacement tires, retreaded tires and used tires as a result of its four-year/50,000 mile tread wear limited warranty on its steel belted radial passenger car tires (excluding high performance tires, snow tires and light truck tires), which the Company believes is superior to warranties typically offered by manufacturers and sellers of such products.

Government Regulation

     The United States Department of Transportation, as well as the National Highway Traffic Safety Administration ("NHTSA"), under authority granted to it by the National Traffic and Motor Vehicle Safety Act of 1966, as amended, has established various standards and regulations relating to motor vehicle safety, some of which apply to tires sold in the United States for highway use. Particularly, certain regulations establish minimum requirements for the remanufacturing of passenger and light truck tires, including casings suitability, performance and labeling standards. The NHTSA has the authority to order the recall of automotive products, including tires, having defects deemed to present a significant safety risk. NHTSA has issued "Tire Registration" regulations, which require the registration of tires for the purpose of identification in the event of a product recall and the molding of ten-digit manufacturing identification codes containing certain qualities of the tires into the sidewall of each tire. The Company believes that its manufacturing operations comply with all applicable governmental laws and regulations. In addition, tires are required to meet certain speed and performance standards established by tire manufacturer trade associations for its members. The Company is currently a member of the American Retread Association and is regularly informed of any changes and standards in the area of tire manufacturing.

     While the Company believes that its manufacturing operations are not environmentally sensitive and will comply with all applicable environmental laws and regulations, no assurance can be given that compliance with environmental laws, regulations or other restrictions, including any new laws or regulations, will not impose additional costs on the Company which could adversely affect its financial performance and results of operations.

Product Liability

  The Company's business exposes it to potential liability which is inherent in the production and distribution of automotive equipment. The Company currently maintains $5,000,000 of product liability, general and personal and advertising injury insurance per occurrence and in the aggregate, subject to a $5,000 deductible.

Employees

     As of March 31, 1996, the Company's staff consisted of 25 full-time employees, including its executive officers, four salespersons, four administrative personnel and 13 manufacturing personnel. The Company's employees are compensated on a salaried or hourly basis, except that certain officers and sales representatives receive commissions on sales they effectuate. Each of the Company's employees is a member of the Financial Consultants Guild of America, and is not represented by any other labor organization. The Company is not aware of any activity seeking such organization. The Company considers its relationships with its employees to be satisfactory. When the Company is operating at full capacity, the Company intends to have approximately 50 full time employees including its executive officers, salespersons, administrative employees and manufacturing personnel.

Intellectual Property

     The Company intends to utilize its newly registered trademarks on the products it manufactures at its new manufacturing facility, which trademarks include "TRAXX-PLUS", and the Company may elect to use additional and/or replacement trademarks on its products. The Company currently owns no patents and the technology used to develop the Company's products generally is not proprietary. There can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company's. The Company believes that its products do not infringe on the intellectual property rights of any third party.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities, maintenance and taxes, subject to a 5% annual increase. Commencing October 1, 1995, so long as the Company is in substantial compliance with its obligations under this lease, the Company will have an option to purchase these premises for $2,500,000 through July 31, 2005. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% on that date and on each anniversary thereof up to and including October 1, 2004. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is unaware of any pending or threatened material legal proceedings involving it or its property.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended March 31, 1996.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Common Stock Purchase Warrants were listed and commenced trading on the NASDAQ Small Cap market under the symbol ETTI on February 7, 1996. Prior to February 7, 1996, there was no separate public market for the Company's stock or warrants, except for trades as a Unit (consisting of one share of Common Stock and one Warrant) which commenced trading on December 13, 1995 and terminated trading on February 6, 1996. The following table sets forth, for the quarters indicated, the quarterly high and low closing bid prices for the Common Stock and Common Stock Purchase Warrants, as reported by
NASDAQ:


                                        Common Stock            Warrants
                                      High Bid   Low Bid   High Bid    Low Bid

Fiscal 1996
     First Quarter . . . . . . . . . .   *         *          *          *
     Second Quarter. . . . . . . . . .   *         *          *          *
     Third Quarter . . . . . . . . . .   *         *          *          *
     Fourth Quarter. . . . . . . . . .  $6-3/4   $4-3/4      $3          $2

Fiscal 1997
     First Quarter(through
        June 26,1996). . . . . . . . .  $6       $4-3/4      $3          $2
- -------

     *  Not Applicable.


     The bid prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. As of June 26, 1996, there were approximately 55 stockholders of record of the Common Stock.

     The Company has not paid any dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of the Company's earnings, capital requirements, financial condition and other factors deemed relevant.

     The transfer agent and registrar of the Company's Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     The Company has operated as a wholesale distributor of remolded automobile tires since its inception in April 1993. In accordance with its business plan, the Company has substantially curtailed distribution operations, concentrating its efforts on commencing manufacturing operations. In its distribution operations, the Company resold its products primarily to retail tire replacement centers and tire distributors.

     At March 31, 1996, the Company has recently commenced limited production for its domestic manufacturing and distribution of its own remanufactured/remolded tires. During fiscal 1996, sales to one customer accounted for 12% of the Company's net sales. Two customers accounted for 27% and 18%, respectively, of the Company's net sales for the fiscal year ended March 31, 1995. The Company has distribution agreements with each of these customers which provide these customers with exclusive territorial rights to sell the Company's products in their respective territories based on certain minimum purchase requirements and pursuant to which these customers have agreed not to sell any other remolded tires. While the Company is expanding its customer based as a manufacturer or remolded tires, it anticipates that a substantial portion of the sale of its manufactured tires in the near term will be to these two customers.

     The Company acquired 20 previously owned mold presses, molds, an extruder, a building machine, a buffing machine and ancillary equipment for an aggregate price of approximately $530,000. This equipment has been utilized in connection with the recent commencement of limited manufacturing operations by the Company. The Company believes based on its proposed manufacturing process, including the utilization of previously used tire casings, that it will be capable of producing tires comparable in quality to newly manufactured tires at significantly lower cost. The Company believes that by manufacturing its own products it should be able to reduce its per tire costs, expand its product line and improve the quality of its products.

     In addition, the Company has purchased an eight station used Europress to manufacture larger tires used on recreational, sport utility, high performance cars and light commercial vehicles. Additional ancillary equipment such as an extruder, buffers and a Hawkinson electronic scanner have also been purchased. These recent machinery purchases are in the process of coming on line to increase the Company's production capacity and to limit down time due to equipment cleaning and repairs.

Results of Operations

  Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

     Net Sales. The Company's net sales of $314,024 for the fiscal year ended March 31, 1996 ("Fiscal 1996") represent a decrease of $967,199 compared to net sales for the fiscal year ended March 31, 1995 ("Fiscal 1995"). The decrease was due to curtailment of its distribution of tires manufactured by third parties and limited manufacturing of its own tires.

     Cost of Sales. The Company's cost of sales for Fiscal 1996 was $925,914 as compared to $1,058,382, representing a decrease of $132,468. This decrease was due primarily to the decrease of purchases and corresponding freight and duty paid as a result of the curtailment of the Company's distribution of third party manufactured tires. Certain fixed overhead, primarily rent, increased by

$169,081 due to the Company's relocation to a manufacturing facility from a sales office and distribution warehouse. Certain of the Company's direct overhead expenses also increased, such as salaries ($154,013) insurance ($74,992) and depreciation ($34,227) due to the initial commencement of the manufacturing facility.

     Gross Profit (Loss). The Company had a gross loss for Fiscal 1996 of ($611,890) as compared to a gross profit of $222,841 for Fiscal 1995, a decrease of $834,731. This decrease was directly caused by the curtailment of the distribution of third party manufactured tires.

     Operating and Other Expenses. The Company incurred selling and shipping expenses of $336,956, general and administrative expenses of $916,988, interest expense of $364,892 and the write-off of original issue discount of $389,216 in Fiscal 1996 as compared to $219,998 of selling and shipping expenses, $657,649 of general and administrative expenses and $177,927 of interest expense in Fiscal 1995. The increase in selling and shipping expenses resulted primarily from an increase in salaries to full time salespersons. The general and administrative expense increase was attributable primarily to increases in facility expenses including rent and electricity and consulting fees paid, which arose from the relocation from a distribution sales office and warehouse to a manufacturing facility. In addition, bridge financing expenses of $54,171 were incurred during Fiscal 1996. The increase in interest expense is attributable to amortization of deferred interest of $283,328 from the discounting of the notes in the Company's bridge financing. The remaining original issue discount of $389,216 was written off during Fiscal 1996 at the time of the initial public offering.

     Net Loss. The Company sustained a net loss of ($2,637,313) in Fiscal 1996 as compared to a net loss of ($833,925) in the Fiscal 1995, an increase of ($1,803,388). The increase was primarily attributable to the diverting of its resources from the distribution business to the planned commencement of manufacturing and the resultant decrease in sales volume. The net loss was also attributable to fixed expenses such as rent incurred upon relocating to the new manufacturing facility and the amortization and write off of deferred interest in the discounting of the notes.

 Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended March 31, 1994.

     Net Sales. The Company's net sales of $1,281,223 in Fiscal 1995 exceeded its net sales for the fiscal year ended March 31, 1994 ("Fiscal 1994") by $721,122 or 128.7%. This increase was due primarily to a general expansion of the Company's distribution operations, including commencement of sales to one customer which totaled $224,006.

     Cost of Sales. The Company's cost of sales in Fiscal 1995 was $1,058,382 as compared to $462,981 in Fiscal 1994, representing an increase of $595,401 or 128.6%. This increase was due primarily to costs associated with the Company's increased sales volumes such as freight and duty (increase of $68,044 or 144%) and tire purchases (increase of $424,832 or 81.3%).

     Gross Profit. The Company's gross profit for Fiscal 1995 was $222,841, as compared to $97,120 in Fiscal 1994, an increase of $125,721 or 129.5%. This increase was due primarily to the Company's increased sales levels. The gross profit margins, as a percentage of sales, remained relatively constant for both periods, respectively.

     Operating and Other Expenses. The Company had selling and shipping expenses of $219,998, general and administrative expenses of $657,649, and interest expense of $177,927 in Fiscal 1995 as compared to $112,030 of selling and shipping expenses, $169,882 of general and administrative expenses, and $38,520 of interest expense in Fiscal 1994. The increase in selling and shipping expenses resulted from increased commissions on sales of $35,550 or 134.4%, travel and entertainment of $23,868 or 130.4%, allocated rent of $26,800 or 100%. The general and administrative expense increases were attributable primarily to increases in salaries of $145,328 or 176.8%, professional fees of $80,457 or 353.7%, finders fees of $38,297 or 100% and operating expenses due in part to the expansion of the Company such as rent of $77,510 and insurance of $53,652. The increase in interest expense is attributable to the increase of $87,140 related to the increase in long-term debt and the amortization of deferred interest of $54,585 from discounting of the notes.

     Net Loss. The Company had a net loss of ($833,925) in Fiscal 1995 as compared to a net loss of ($223,889) in Fiscal 1994, an increase of $610,036 or 272.5%. This increase was attributable primarily to the higher operating expenses relating to the Company's expanding distribution operations and costs incurred in connection with the Company's planned commencement of manufacturing operations.

Liquidity and Capital Resources

     The Company believes that it has or will have sufficient funds available from its operations, together with the net proceeds of the initial public offering, to support its manufacturing operations for at least the next twelve months. The Company will be using approximately $200,000 of its available funds to purchase the balance of equipment necessary to become fully operational.

     The Company used cash in operating activities in the amount of $1,709,359 for the year ended March 31, 1996, and $646,808 for the year ended March 31, 1995 which was primarily related to the loss from operations. Cash used in investing activities in the amount of $712,049 and $199,521 for the year ended March 31, 1996 and 1995, was principally for the purchase of related machinery and equipment to commence operations of its manufacturing facility. Financing used to fund operating and investing activities in the amount of $5,154,974 and $844,957 for the year ended March 31, 1996 and 1995 was derived principally from its initial public offering (in December 1995), working capital loans, notes and debentures. In addition, during fiscal 1996, financing was obtained from Bridge Loans and long-term notes in the amount of $1,075,000 which were repaid at the initial public offering.

     In June 1995, the holders of $1,092,929 principal amount of loans, notes and debentures, together with subsequent purchasers of similar notes and debentures, exchanged them, together with accrued and unpaid interest thereon, for an aggregate of 1,202,775 shares of Class A Redeemable Convertible Preferred Stock of the Company. The Company can redeem the Class A Redeemable Convertible Preferred Stock at a redemption price of $1.00 per share on 60 days notice at any time; provided, that prior to January 1997, the Company may redeem the Class A Redeemable Convertible Preferred Stock only if the Common Stock has closed above $7.50 per share for 20 consecutive trading days, whereupon the holder can either convert the Class A Redeemable Convertible Preferred Stock or receive the redemption price for his Class A Redeemable Convertible Preferred Stock. Pursuant to the terms thereof, the holders of these shares can require the Company to redeem these shares on or after December 18, 1997 at a redemption price of $1.00 per share and, in any event, these shares are redeemable on or after December 18, 1997 at the same redemption price. Accordingly, the Company could be required to pay up to $1,202,775 in cash upon such redemption.

     In May 1995, the Company purchased 20 mold presses, molds, an extruder, a building machine, a buffing machine and related ancillary equipment for use in its then proposed new manufacturing facility for an aggregate purchase price of approximately $530,000 from a financial institution which had foreclosed on such equipment. After paying a portion of this purchase price, the Company has agreed with this financial institution to pay the remaining $300,000 balance in equal monthly installments of approximately $10,000 over a three-year period at an interest rate of 13.25% per annum. This financial institution has a first priority security interest in such equipment collateralizing such loan. The Company has not incurred any material additional indebtedness or capitalized lease obligations in connection with the commencement of its manufacturing operations except for $225,000 of unsecured notes, and $200,000 from an established bank line of credit.

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities, maintenance and taxes, subject to 5% annual increases. As long as the Company is in substantial compliance with its obligations under this lease, the Company has an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% on that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. This option may be exercised at any time up to July 31, 2005. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate its planned expansion.

     The Company does not anticipate requiring additional financing to operate its existing facility, but may need financing to redeem its Class A Redeemable Convertible Preferred Stock and to expand to additional facilities, if required.

Seasonality

     While there is a year-round demand for automobile tires, automobile tire sales in the Northeastern United States are generally strongest during the second and third calendar quarters of the year. Seasonality may have an impact on the Company's operations including cash flow, insofar as the Company is required to control inventory levels to reflect projected quarterly sales. However, since the Company anticipates that approximately 50% of its sales will be in the Western United States and other regions where all purpose automobile tires are used year round, it does not believe that seasonality will have a material adverse impact on its operations.

ITEM 7.  FINANCIAL STATEMENTS

     The following selected financial data has been derived from the audited financial statements of EcoTyre Technologies, Inc. and should be read in conjunction with, the financial statements and related notes appearing elsewhere in this Form 10-KSB.



Statement of Operations Data:
                                                  Fiscal Year Ended March 31,
                                               1994          1995          1996
                                               ----          ----          ----

Net sales                                    $ 560,101    $1,281,223    $ 314,024
Net loss from operations                      (223,889)     (833,925)  (2,637,313)
Primary loss per common share                     (.16)         (.60)       (1.46)(2)
Weighted average number of common
    shares outstanding (1)                   1,390,000     1,390,000    1,905,369

Balance Sheet Data:
                                                       March 31, 1996
                                                       --------------

Working capital                                        $2,391,664
Total assets                                            4,704,860
Total long term debt, net of
  current portion (3)                                     221,782
Class A Redeemable  Convertible Preferred Stock         1,125,182
Stockholders' equity                                    2,128,019
- --------

     (1) Adjusted to give effect to (a) a .23453-for-1 reverse stock split effected in May 1994, and (b) the issuance of 50,000 Bridge Shares in June 1995 in connection with the Company's offering of five Bridge Units and the issuance of 165,000 Bridge Shares in August 1995 in connection with the sale of an additional 16.5 Bridge Units (the "Bridge Units"), at a purchase price of $50,000 per Bridge Unit consisting of one Bridge Note and 10,000 Bridge Shares. Does not give effect to (a) the exercise of outstanding options and warrants,
(b) the conversion of Class A Redeemable Convertible Preferred Stock or (c) the exercise of the Class B Warrants issuable upon the conversion of the Class A Redeemable Convertible Preferred Stock.

(2) For purposes of calculating primary loss per common share for the year ended March 31, 1996, preferred stock dividends of $149,070 have increased the net loss from operations to arrive at net loss attributable to common shareholders of ($2,786,383).

(3) Includes long-term portion of term notes,equipment loan, machinery loan and capital lease obligations.

     The financial statements listed in Item 7 are included in this Report beginning on Page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES


       None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The Company's directors and executive officers as of June 30, 1996 were as follows:

         Name                   Age              Position
         ----                   ---              --------

     Marc de Logeres (2)         69         Co-Chairman of the Board

     Maxwell G. Parsons  (3)     66         Co-Chairman of the Board

     Vito F. Alongi (1)          41         President, Principal Executive,
                                            Financial and Accounting Officer,
                                            Treasurer and Director

     Robert E. Munyer, Jr. (2)   53         Vice President - Manufacturing and
                                            Distribution, Secretary and Director

     John  W. King (1)           62         Vice President and Director

     Patrick A. Tracey           57         Vice President-Sales and Marketing

     Theresa Mari, Esq (3).      32         Director

     Arthur Rosenberg, Esq. (3)  58         Director

- ---------
(1) Member of Class I, to serve until the 1996 Annual  Meeting of  Stockholders.
(2) Member of Class II, to serve until the 1997 Annual Meeting of  Stockholders.
(3) Member of Class III, to serve until the 1998 Annual Meeting of Stockholders.

     Marc de Logeres has been Co-Chairman of the Board of Directors of the Company since November 1995 and a consultant to the Company since June 1995. From 1970 through 1995, Mr. de Logeres was Chairman of the Board of Michelin Tyres plc, the United Kingdom subsidiary of the Michelin Group, and from 1962 to 1992 was chief executive officer, president and later chairman of Michelin Tire Company in the United States and Michelin Tire Company Ltd., in Canada. Mr. de Logeres is a director of Cobra Industries, Inc., a director of France Growth Fund, a $100,000,000 closed-end mutual fund and is also a director of Nova Scotia Power, Inc., a $650,000,000 per year electricity supplier.

     Maxwell G. Parsons was Chairman of the Board of the Company from February 1995 until November 1995 and has been Co-Chairman of the Board since that time. From 1986 to the present, Mr. Parsons has been the president of M.G. Enterprises, Inc., a consulting firm. From 1982 through 1986, Mr. Parsons was president of K-Mart Enterprises, Inc. and was responsible for managing the automotive and sporting goods departments of K-Mart stores nationwide, with approximately $1 billion of automotive sales annually, including over $100 million of automobile tires. From 1975 through 1980, Mr. Parsons was the consulting managing director of K-Mart Australia, Inc. and a director of G.J. Coles, a part owner of K-Mart Australia, Inc.

     Vito F. Alongi has been President, Principal Executive, Financial and Accounting Officer, Treasurer and a director of the Company since its inception. Since September 1991, he has been engaged on a substantially full time basis in the Company's business. From 1989 until August 1993, Mr. Alongi was a principal of Nestegg Associates, Inc., a financial planning firm and from 1989 through 1993 was a broker/dealer agent for Nathan & Lewis Securities, Inc.

     Robert E. Munyer, Jr. has been Secretary and Vice President-Manufacturing and Distribution of the Company and its predecessor since April 1993. From 1986 until 1992, Mr. Munyer was employed by Raytheon Corporation in its Electromagnetic Systems Division holding the positions of Plant Manager and Director of Material Procurement. From 1975 to 1986, he was employed in various management positions by Fairchild Republic Company.

     John W. King has been Vice President-Sales for the Company since November 1994, acted as a consultant to the Company's business since September 1991 and has been a director of the Company since May 1995. From 1990 through 1991, Mr. King was the managing director of B.T.S. Monarch Tires, plc., a leading United Kingdom-based manufacturer and distributor of remolded automobile tire products which was placed in receivership in 1991. From 1978 through 1995, Mr. King has been President of W. B. McVicker Company, a specialty chemical company. For more than 18 years prior thereto, he was employed by Goodyear International, holding several senior management positions including Director of Marketing for Europe.

     Patrick A. Tracey has been Vice President-Sales and Marketing for the Company and its predecessor since August 1993. From 1974 to 1991, Mr. Tracey was President of Patrick A. Tracey, Inc., a real estate investment firm. From 1965 until 1974, Mr. Tracey was employed by Goodyear International, holding several senior management positions including manager of worldwide product marketing.

     Theresa Mari, Esq. has been a director of the Company since May 1994. Ms. Mari is an attorney admitted to practice in the States of New York and Connecticut and has been a practicing attorney with the firm of Jaeger, Mari & Block since 1992 and as a solo practitioner from 1989 through 1992.

     Arthur Rosenberg, Esq. has been a director of the Company since March 1996. Mr. Rosenberg has been the Vice President of Acquisitions for The Associated Companies, a real estate developer, in Bethesda, Maryland since June 1987. Mr. Rosenberg is an attorney admitted to practice in the State of New York and has practiced law for over 30 years.

     In addition to the foregoing executive officers and directors, the Company has also retained the services of several employees and independent contractors who are expected to make significant contributions to its business, including the following persons:

     Louis Crispino has been Sales Manager of the Company or its predecessor since April 1993. From 1983 to 1992, Mr. Crispino was employed by Raytheon Corporation in its Electromagnetic Systems Division, holding the positions of Financial Manager of Quality Assurance and Financial Control Manager. From 1987 to 1991, Mr. Crispino also owned and operated two retail automobile tire outlets on Long Island.

     Ian Sayers serves as the Company's plant manager and chief engineer. From 1988 through 1991, Mr. Sayers was engineering manager for B.T.S. Monarch Tyres plc, a remolded tire manufacturer located in the United Kingdom, which was placed in receivorship in 1991. From 1986 through 1988, Mr. Sayers was a machine tool technician with Cloos International (U.K.) Ltd., a manufacturer of welding, robotics and orbital manipulators. From 1973 through 1982, Mr. Sayers was a mechanical fitter for Goodyear Tire & Rubber Co.

     Walter Carlile is the Company's production manager. From 1989 through 1993, Mr. Carlile was sales manager for British Vita and Ondura Rubber, manufacturers of tire rubber compounds. From 1987 through 1988, Mr. Carlile was quality manager was B.T.S Monarch Tires plc, which was placed in receivership in 1991. From 1982 through 1987, Mr. Carlile was factory or production manager for Michelin Tyres U.K. and Watts Tyre & Rubber Ltd.

      Directors, with the exception of Mr. Rosenberg, receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Each director attended or participated in at least 75% of the meetings of the Board of Directors in fiscal 1995.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 1995, except that Maxwell G. Parsons filed one report on Form 4 relating to a purchase of the Company's securities several weeks late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid in fiscal 1996, 1995 and 1994 to the Company's executive officers.

                                                                               Long-Term
                                                                               Compensation
                                      Annual Compensation                      Securities
     Name and                                             Other Annual           Underlying      All Other
  Principal Position           Year     Salary     Bonus   Compensation(1)     Options(6)    Compensation
  -------------------          ----     ------     -----   ---------------     ------------  ------------

  Vito Alongi                  1996    $100,103      -           -                  -               -
  President                    1995      69,252      -           -               50,000             -
  (Chief Executive Officer)    1994      11,496      -           -                  -               -

  Robert E. Munyer, Jr.        1996     $80,807      -           -                  -               -
  Vice President               1995      36,058      -       $12,702 (4)            -           $11,750 (3)
                               1994        -         -        22,738 (5)            -               -

  John W. King                 1996     $70,920      -           -                  -               -
  Vice President               1995        -         -        40,342 (2)         25,000             -
                               1994        -         -        22,665 (2)            -               -

(1) The value of all perquisites provided to the Company's officers did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.
(2) Represents consulting fees.
(3) Represents finders fee relating to working capital loans provided to the Company by third parties.
(4) Represents commissions on sales of products.
(5) Represents commissions on sales of products of $11,684 and consulting fees of $11,054.
(6) Represents options granted under the Company's 1995 Long Term Incentive Plan which are exercisable at $5.00 per share commencing June 11, 1997.


Option/SAR Grants in Last Fiscal Year

     The following table sets forth all stock option grants to the executive officers named in the Executive Compensation table during the last fiscal year.

                                            Individual Grants
                        ------------------------------------------------------------
       (a)                 (b)           (c)               (d)               (e)
                        Number of     % of Total
                        Securities    Options/SARS
                        Underlying    Granted to
                        Options/SARS  Employees in     Exercise or Base    Expiration
Name                    Granted (#)   Fiscal Year      Price ($/Sh)            Date
- ----                    ------------  -------------    -----------------   ----------

Vito F. Alongi             50,000       66-2/3%             $5.00          June, 2005 (1)
President
(Chief Executive Officer)

Robert E. Munyer, Jr.         -            -                  -                -
Vice President

John W. King                25,000      33-1/3%             $5.00          June, 2005 (1)
Vice President
- -------

(1) Represents ten year non-qualified options granted in June 1995, exercisable June 11, 1997.

Employment Agreements

     The Company has entered into employment agreements with each of Vito Alongi and John W. King pursuant to which Mr. Alongi has agreed to serve as the President of the Company, and Mr. King has agreed to serve as a Vice President of the Company, at minimum annual base salaries of $95,000 and $85,000, respectively. These employment agreements are for an initial term of three years commencing in December 1995. The agreements with Mr. Alongi and Mr. King also provide that they will each be paid 3% of the Company's pre-tax earnings (up to a maximum payment of $125,000 with respect to the Company's fiscal year ending March 31, 1996 and up to $150,000 per year thereafter) during the term thereof upon the Company achieving certain financial results. The employment agreements provide that if the employee is terminated after the initial term other than for "cause" (as defined), or dies or becomes permanently disabled, the Company will pay to the employee certain severance.

     Each of the above-described agreements contains restrictions on the employee engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's proprietary rights and information. Each agreement also provides for the payment of three times the employee's previous year's total compensation, less $1.00, upon the termination of his employment in the event of a change in control of the Company which adversely affects his working conditions. For those purposes, a change in control is defined to mean (a) a person (as such term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 30% of the voting power of the Company's outstanding securities or (b) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period.

     The Company also has entered into an employment agreement with Patrick Tracey. This agreement provides that Mr. Tracey will serve as a Vice-President of the Company, and will receive as compensation therefor an annual base salary of $40,000 per year, plus commissions equal to approximately 2% of the Company's net sales to Martino which Mr. Tracey obtains for the Company. This agreement is for an initial term of two years commencing in December 1995, and provides that if the employee is terminated after the initial term other than for "cause" (as defined), or dies or becomes permanently disabled, the Company will pay to the employee certain severance. This agreement also contains restrictions on the employee engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's proprietary rights and information.

Consulting Agreements

     The Company has entered into a consulting agreement with Marc de Logeres. Under this agreement, Mr. de Logeres has agreed to provide business operations and management consulting services to the Company and to act as the Company's Co-Chairman of the Board. Mr. de Logeres will receive an aggregate consulting fee of $84,000 per year. Mr. de Logeres is considered an independent contractor. The Company may terminate the services of Mr. de Logeres under this consulting agreement if he cannot adequately perform his duties thereunder because of mental or physical disability, death or for "Just Cause" (as defined). The above-described agreement expires in July 1998 and contains restrictions on Mr. de Logeres from engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's trade secrets and proprietary rights and information.

     The Company has entered into a consulting agreement with Maxwell Parsons. Under this agreement, the Consultant has agreed to provide business operations and management consulting services to the Company and to act as the Company's Co-Chairman of the Board, and as compensation therefor will receive $3,500 a month. Additionally, on June 13, 1997, the Company will issue to Mr. Parsons 25,000 shares of common stock of the Company at a price of $.001 (par value) per share. Mr. Parsons is considered an independent contractor and not an employee of the Company. The Company may terminate the services of Mr. Parsons under this consulting agreement if he cannot adequately perform his duties thereunder because of mental or physical disability, death or for "Just Cause" (as defined). The above-described agreement expires in July 1998 and contains restrictions on Mr. Parsons from engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's trade secrets and proprietary rights and information.

     The Company has entered into a consulting agreement with Saycar, Ltd., a partnership organized under the laws of the United Kingdom ("Saycar"). Under this agreement, the Saycar has agreed to cause its principals, Walter Carlile and Ian Sayers (the "Principals"), to provide engineering and plant management advisory and consulting services to the Company. This consulting agreement is for an initial term of 3 years. Saycar will receive an aggregate consulting fee of $120,000 per year deliverable in equal installments over the term of the agreement. Saycar and its Principals are considered independent contractors and not employees of the Company. The Company may terminate the services of either Principal under this consulting agreement if such Principal cannot adequately perform his duties thereunder because of mental or physical disability, death or for "Just Cause" (as defined). The consulting agreement provides that if one of the Principals is terminated by the Company, the consulting fee paid to Saycar will be reduced by one half and if both Principals are terminated by the Company, no further compensation will be paid to Saycar. The above-described agreement expires in May 1998 and contains restrictions on Saycar and its Principals from engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's trade secrets and proprietary rights and information.

     The Company has entered into a consulting agreement with Steven Cantor. Under this agreement, the Consultant has agreed to provide business operations and management consulting services to the Company. Pursuant to this Agreement, Mr. Cantor has received options to purchase 130,000 shares of Common Stock under the Company's 1995 Long Term Incentive Plan. In addition, Mr. Cantor will be receiving $4,166.67 per month together with an unallocated expense allowance of up to $1,500 per month. Also, on June 13, 1997, the Company shall issue to Mr. Cantor 20,000 shares of common stock of the Company at a price of $.001 (par value) per share. Mr. Cantor is considered an independent contractor and not an employee of the Company. The Company may terminate the services of Mr. Cantor under this consulting agreement if he cannot adequately perform his duties thereunder because of mental or physical disability, death or for "Just Cause" (as defined). The above-described agreement expires in July 1998 and contains restrictions on Mr. Cantor from engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's trade secrets and proprietary rights and information.

1995 Long Term Incentive Plan

     In June 1995, the Company adopted The EcoTyre Technologies, Inc. 1995 Long Term Incentive Plan (the "1995 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders.

     The 1995 Incentive Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1995 Incentive Plan, which will be administered by the Long Term Incentive Plan Administrative Committee of the Board of Directors, authorizes the issuance of a maximum of 350,000 shares of Common Stock which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. If any award under the 1995 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. To date, the Company has granted an aggregate of 340,000 options to purchase shares of Common Stock under the 1995 Incentive Plan, of which 130,000 options have been granted to Steven Cantor, 50,000 options have been granted to each of Vito F. Alongi and Theresa Mari, 25,000 options have been granted to John W. King, 25,000 options have been granted to Marc de Logeres, 10,000 options have been granted to Ian Sayers and 10,000 options have been granted to Walter Carlile. Each of these options is exercisable for ten years for a price of $5.00 per share, commencing June 11, 1997.

Personal Liability and Indemnification of Directors

     The Company's Certificate of Incorporation and Bylaws contain provisions which reduce the potential personal liability of directors for certain monetary damages and provide for indemnity of directors and other persons. The Company is unaware of any pending or threatened litigation against the Company or its directors that would result in any liability for which such director would seek indemnification or similar protection.

     Such indemnification provisions are intended to increase the protection provided directors and, thus, increase the Company's ability to attract and retain qualified persons to serve as directors. The Company currently maintain a liability insurance policy for the benefit of its directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of May 30, 1996 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investments and voting power is held by the persons named as owners.


                              Amount and Nature
Name and Address of               of Shares             Percentage
Beneficial Owner              Beneficially Owned        Ownership
- ---------------------         -------------------       ----------

Steven A. Cantor (1)                510,000(3)            16.4%
Vito F. Alongi (1)                  140,000(4)             4.5%
Annette Cantor (1)                  150,000                4.8%
Cindy Bermingham (1)                135,000                4.3%
John W. King (1)                     98,750(5)             3.2%
Robert E. Munyer, Jr. (1)            70,000                2.2%
Theresa Mari (1)                     45,000(4)             1.4%
Patrick Tracey                       20,000                 .6%
Maxwell G. Parsons (2)               15,000                 .5%
All officers and directors
 as a group (8 persons)             388,750               12.5%
- -----------------

(1) The address for each of these persons is 895 Waverly Avenue, Holtsville, New York 11742.

(2) The address for this person is 3714 Woodlake Drive, Bonita Springs, Florida 33923.

(3) Includes an aggregate of 285,000 shares of Common Stock owned by Annette Cantor, Mr. Cantor's mother and Cindy Bermingham, Mr. Cantor's sister, as to which Mr. Cantor disclaims beneficial ownership. Does not include options to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share which have been granted pursuant to the Company's 1995 Long Term Incentive Plan, which are not exercisable within 60 days.

(4) Does not include options to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share which have been granted pursuant to the Company's 1995 Long Term Incentive Plan, which are not exercisable within 60 days.

(5) Does not include options to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share which have been granted pursuant to the Company's 1995 Long Term Incentive Plan, which are not exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 24, 1994, Mr. Vito Alongi, the Company's President, borrowed $25,000 from the Company. This loan is represented by an unsecured promissory note due October 21, 1999 bearing interest at 7% per annum, with interest payable annually. The note may be prepaid at any time without penalty.

     In June 1995, Steven Cantor pledged 50,000 shares of Common Stock to secure the obligations of the Company to ProTect Business Management Corp. relating to the letter of credit facility to the Company by The Bank of New York. This pledge replaced a pledge of the Common Stock by all of the Company's officers and directors. The letter of credit was to secure purchases by the Company from a foreign supplier of up to $150,000 and expired in September 1995, at which time the pledge agreement was terminated and Mr. Cantor's shares were released. In November 1995 Steven Cantor loaned $100,000 to the Company as part of interim financing pending completion of the Company's initial public offering. The loan, which provides for interest at the annual rate of 14% payable quarterly, was paid in December 1995.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements and Schedules

          See index to financial statements on page F-1 at beginning of attached financial statements.

(a)       Exhibits

3.1   Amended and Restated  Certificate of  Incorporation of the Registrant.*
3.2   Bylaws of the Registrant.*
4.1   Specimen Common Stock  Certificate.*
4.2   Form of Warrant Agreement (including Warrant Certificate).*
4.3   Form of Underwriter's Purchase Option.*
4.4   Form of Class A Redeemable  Preferred Stock  Certificate.*
10.1 Lease Agreement dated February 1995 between the Registrant and Air Realty Associates.*
10.2  1995 Long Term  Incentive  Plan.*
10.3  Employment  Agreement dated July 11, 1995 between the Registrant and
      Vito F. Alongi.*
10.4 Employment Agreement dated July 11, 1995 between the Registrant and John W. King.*
10.5 Employment Agreement dated June 30, 1995 between the Registrant and Patrick Tracey.*
10.6 Consulting Agreement dated July 11, 1995 between the Registrant and Marc de Logeres.*
10.7 Consulting Agreement dated June 1, 1995 between the Registrant and Saycar Tire & Rubber.*
10.8 Consulting Agreement dated July 7, 1995 between the Registrant and Maxwell G. Parsons.*
10.9 Consulting Agreement dated July 7, 1995 between the Registrant and Steven A. Cantor.*
10.10 Form of Consulting Agreement between the Registrant and LT Lawrence & Co., Inc.*
10.11 Form of Bridge Note.*
10.12 Form of Bridge Unit Subscription  Agreement.*
10.13 Exchange Offer dated June 23, 1995,including Form of Exchange Agreement.*
10.14 Form of Indemnification Agreement between the Company and its officers and directors.*
10.15 Agreement dated April 1, 1994 between the Registrant and Martino Tire Company, as amended.*

10.16 Agreement dated January 1, 1995 between the Registrant and RPJ Tire Company.*
10.17 Loan and Security Agreement dated May 24, 1995 between the Registrant and GreyRock Capital Corporation.*
23    Consent of BDO Seidman, LLP.*
- --------
*   Incorporated by reference to Registration Statement on Form SB-2
    No. 33-96482.

     (b)  Reports on Form 8-K.
          None

     The following undertakings are incorporated into the Company's Registration Statement on Form S-8 (Registration No. 333-6365).

     (a)  The undersigned registrant hereby undertakes:

          (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement.

              (i) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

            (ii) To reflect in the prospectus any fact or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;

            (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement.

     Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to Section 13 or
Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

          (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering thereof.

          (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

     (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of
1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

          (1) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 1996.

                                        ECOTYRE TECHNOLOGIES, INC.

                                        /s/ Vito F. Alongi

                                        --------------------------
                                         Vito F. Alongi
                                         President, Treasurer
                                         (Principal Executive, Financial
                                         and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 28, 1996 by the following persons in the capacities indicated:

          Signature                                         Title
          ----------                                        ------

/s/ Marc de Logeres                               Co-Chairman of the Board
- --------------------------
Marc de Logeres

/s/ Maxwell G. Parsons
- --------------------------                        Co-Chairman of the Board
Maxwell G. Parsons

/s/ Vito F. Alongi                                President, Treasurer and
- --------------------------                        Director (Principal Executive,
Vito F. Alongi                                    Financial and Accounting
                                                  Officer)

/s/ Robert E. Munyer                              Director
- --------------------------
Robert E. Munyer

/s/ John W. King                                  Director
- --------------------------
John W. King

/s/ Theresa Mari                                  Director
- --------------------------
Theresa Mari

/s/ Arthur Rosenberg                              Director
- --------------------------
Arthur Rosenberg

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


EcoTyre Technologies, Inc.
Holtsville, New York

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 filed June 19, 1996 of our report dated May 24, 1996 relating to the financial statements of EcoTyre Technologies, Inc. appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.

                                             /s/ BDO Seidman, LLP

Mitchel Field, New York
June 28, 1996

                           ECOTYRE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS
                               FORM 10-KSB ITEM 7

                       YEARS ENDED MARCH 31, 1996 AND 1995

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                                  Page No.
                                                                  --------

Report of independent certified public accountants                   F-3


Financial Statements:

  Balance sheets                                                     F-4

  Statements of operations                                           F-5

  Statements of stockholders' equity (capital
   deficit)                                                          F-6

  Statements of cash flows                                           F-7

Notes to Financial Statements                                 F-8 - F-19

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
  EcoTyre Technologies, Inc.

     We have audited the accompanying balance sheets of EcoTyre Technologies, Inc. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoTyre Technologies, Inc. at March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        BDO Seidman, LLP

Mitchel Field, New York
May 24, 1996

                           ECOTYRE TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                           March 31,
                                                    1996              1995
                                                    ----              ----
ASSETS
Current:
  Cash and cash equivalents (Notes 1 and 4)     $ 2,782,952           $49,386
  Accounts receivable, less allowance for
   possible losses of $11,000 and $10,000
   (Note 1)                                          65,174           232,901
  Inventories (Notes 1 and 2)                       340,449           125,991
  Other current assets                              160,806             8,236
                                                -----------       -----------
   Total current assets                           3,349,381           416,514

Property and equipment, less accumulated
   depreciation
 (Notes 1, 3, 7 and 9)                            1,258,008            26,500
Deposits on equipment (Note 9)                            -           230,000
Other assets (Note 8)                                97,471           102,511
                                                -----------       -----------
                                                $ 4,704,860          $775,525
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current:
  Notes payable - bank (Note 4)                $    200,000    $            -
  Current maturities of long-term debt (Note 5)     150,000           195,000
  Accounts payable                                  221,211           138,829
  Accrued expenses (Note 6)                         279,735           258,594
  Current maturities of equipment loan (Note 1)       1,697             1,675
  Current maturities of capitalized leases
    (Notes 1 and 7)                                   6,736              -
  Current maturities of machinery loan
    (Notes 1, 3 and 9)                               98,338              -
                                                -----------       -----------
   Total current liabilities                        957,717           594,098

Long-term debt (Notes 1, 5 and 8)                    75,000           903,862
Equipment loan, less current maturities (Note 1)          -             1,697
Capitalized leases, less current maturities
    (Notes 1 and 7)                                  24,562              -
Machinery loan, less current maturities
    (Notes 1, 3 and 9)                              122,220              -
Deferred rent credits (Note 11)                     272,160            82,710
                                                -----------       -----------
   Total liabilities                              1,451,659         1,582,367
                                                -----------       -----------
Class A Redeemable Convertible Preferred Stock,
   2,000,000 shares authorized; issued and
   outstanding - 1,202,775 (redemption amount
   of $1,202,775) (Notes 1 and 5)                 1,125,182              -
                                                -----------       -----------
Commitments (Notes 9 and 11)
Stockholders' equity (capital deficit)
   (Notes 1, 5, and 12):
   Preferred stock, $.001 par value,
   2,000,000 shares authorized; none issued            -                 -
   Common stock, $.001 par value,
   20,000,000 shares authorized;
   issued and outstanding - 3,115,000
   and 1,175,000                                      3,115             1,175
  Paid-in capital                                 5,820,031           249,797
  Deficit                                        (3,695,127)       (1,057,814)
                                                -----------       -----------

  Total stockholders' equity (capital deficit)    2,128,019          (806,842)
                                                -----------       -----------
                                               $  4,704,860         $ 775,525
                                                ===========       ===========

                See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                          Year ended March 31,
                                                          1996          1995
                                                          ----          ----

Net sales (Notes 1 and 10)                            $    314,024   $1,281,223

Cost of sales                                              925,914    1,058,382
                                                       -----------  -----------
  Gross profit (loss)                                     (611,890)     222,841
                                                       -----------  -----------
Operating and other expenses:
  Selling and shipping                                     336,956      219,998
  General and administrative                               916,988      657,649
  Interest (including amortization of original
    issue discount of $283,328 and $54,585 and
    net of interest income of $29,503 and $325)
    (Note 5)                                               364,892      177,927
  Write-off of original issue discount (Note 5)            389,216         -
                                                       -----------  -----------

   Total operating and other expenses                    2,008,052    1,055,574
                                                       -----------  -----------
   Loss before taxes                                    (2,619,942)    (832,733)

Provision for taxes (Notes 1 and 13)                        17,371        1,192
                                                       -----------  -----------
Net loss                                               $(2,637,313) $  (833,925)
                                                       ===========  ===========

Preferred stock dividends (Note 5)                     $   149,070  $    -
                                                       ===========  ===========
Net loss attributable to common
 stockholders                                          $(2,786,383) $  (833,925)
                                                       ===========  ===========
Net loss per share (Note 1)                            $     (1.46) $      (.60)
                                                       ===========  ===========
Weighted average number of shares of common stock
 outstanding                                             1,905,369    1,390,000
                                                       ===========  ===========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
              STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                Common Stock
                               $.001 par value
                               ---------------
                                Number               Paid-in
                              of shares    Amount    capital     Deficit       Total
                              ---------    ------    -------     -------       -----

Balance, March 31, 1994        1,175,000   $1,175    $ 26,945  $ (223,889)  $  (195,769)

Issuance of warrants with debt
 (Note 5)                          -         -        222,852        -          222,852

Net loss                           -         -            -      (833,925)     (833,925)
                               ---------   ------    --------  -----------   -----------
Balance, March 31, 1995        1,175,000    1,175     249,797  (1,057,814)     (806,842)

Issuance of promissory notes
  and shares (Note 5)             50,000       50     149,950          -        150,000

Issuance of promissory notes
  and shares (Note 5)            165,000      165     494,835          -        495,000

Adjustment to reflect deferred
 placement costs of promissory
 notes (Note 5)                        -        -    (192,060)         -       (192,060)

Issuance of common stock in
 connection with initial
 public offering               1,725,000    1,725   5,266,579          -      5,268,304

Preferred stock dividends
 (Note 5)                             -        -     (149,070)         -       (149,070)

Net loss                              -        -         -     (2,637,313)   (2,637,313)
                               ---------   ------  ----------  -----------   -----------
Balance, March 31, 1996        3,115,000   $3,115  $5,820,031 $(3,695,127)   $2,128,019
                               =========   ======  ==========  ===========   ===========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                (NOTES 1 and 14)

                                                     Year ended March 31,
                                                     -------------------
                                                       1996         1995
                                                       ----         ----
Cash flows from operating activities:
  Net loss                                          $(2,637,313)   $(833,925)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and amortization                       46,852        4,027
     Deferred rent                                      189,450       82,710
     Amortization and write-off  of original issue
        discount                                        672,544       54,585
     Provision for possible losses on accounts
        receivable                                       11,000       10,000
     Decrease (increase) in:
       Accounts receivable                              156,727     (138,776)
       Inventories                                     (214,458)      (5,364)
       Other assets                                    (147,530)     (64,057)
     Increase (decrease) in:
       Accounts payable                                  82,382       21,820
       Accrued expenses                                 130,987      222,172
                                                     -----------  ----------

Net cash used in operating activities                (1,709,359)    (646,808)
                                                     -----------  ----------


Cash flows from investing activities:
  Capital expenditures - net                           (712,049)     (16,578)
  Deposits on equipment                                       -     (180,000)
  Loans to officer                                            -       (2,943)
                                                     -----------  -----------
Net cash used in investing activities                  (712,049)    (199,521)
                                                     -----------  -----------

Cash flows from financing activities:
  Proceeds from working capital loans                   100,000      255,000
  Repayment of working capital loans                   (225,000)     (25,000)
  Repayment of convertible debentures                         -       (4,500)
  Proceeds from bank note payable                       200,000            -
  Proceeds from long term notes and warrants            225,000      620,966
  Net proceeds from bridge financing                    807,940            -
  Repayment of bridge financing                      (1,075,000)           -
  Repayment of machinery loan                           (79,442)           -
  Repayment of equipment loan                            (1,675)      (1,509)
  Repayment of capitalized lease obligations             (5,013)           -
  Issuance of common stock                            5,268,304            -
  Dividends paid on preferred stock                     (60,140)           -
                                                     -----------  ----------
Net cash provided by financing activities             5,154,974      844,957
                                                     -----------  ----------
Net increase (decrease) in cash and cash equivalents  2,733,566       (1,372)

Cash and cash equivalents, beginning of year             49,386       50,758
                                                     -----------  ----------
Cash and cash equivalents, end of year              $ 2,782,952   $   49,386
                                                     ===========  ==========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Accounting Policies

     (a)     Business and recapitalization

     EcoTyre Technologies, Inc. (the "Company") was engaged in the importation, marketing and wholesale distribution of remanufactured/remolded automobile tires for sale in the United States passenger tire replacement market. During the 1996 fiscal year, the Company began preparing its operations for the domestic manufacturing and distribution of its remanufactured/remolded automobile tires. Its customers are primarily independent tire distributors and retail tire replacement centers.

     The Company was organized in Delaware in May 1994 as successor to a previous New York corporation having the same name (the "Predecessor Company"). In June 1994, the Company acquired the assets and assumed the liabilities of the Predecessor Company and, in August 1994, the Company acquired the stock of the Predecessor Company. The sale of the assets and acquisition of the stock had no impact on the historical financial statements other than as described below.

     The equity accounts of the Company reflect (a) a May 1994 recapitalization which (i) effected a reverse stock split of 1 share of $.001 par value Common Stock for every 4.2553 shares of $.001 par value Common Stock and (ii) created two new classes of preferred stock, Class A Redeemable Convertible Preferred Stock (see also Note 5) and $.001 par value Serial Preferred Stock and (b) a June and August 1995 sale of twenty-one and one-half bridge units, each unit of which consists of, in part, 50,000 shares of $.001 par value Common Stock (see also Note 5). Both preferred classes have 2,000,000 authorized shares. Following the reverse split and sale of the bridge units, 1,390,000 shares of Common Stock were outstanding and this amount has been used for the net loss per share calculation for the 1995 fiscal year.

     (b)     Use of estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Concentrations of credit risk

     Financial   instruments   which   potentially   subject   the   Company  to
concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

     The Company maintains its cash and cash equivalents in bank deposit accounts and short-term bank certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     The Company attempts to minimize credit risk with respect to accounts receivable by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly. The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     (d)  Inventories

     Inventories, which consist of raw materials, remanufactured tires and purchased remanufactured tires, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (e) Property, equipment and depreciation

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

        Furniture                  5 - 7 years
        Machinery and equipment    7 - 10 years
        Motor vehicles             5 years
        Leasehold improvements     Lesser of 10 years  or remaining lease term


     (f) Fair value of financial instruments

     The carrying value of long-term debt, loans and capitalized leases, including the current portion, approximates fair value as of March 31, 1996, based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities.

     (g) Revenue recognition

     Sales are recognized upon shipment of products. A provision for warranty costs, net of anticipated recovery from suppliers, is accrued at the time of sale.

     (h) Income taxes

     The Company follows the liability method of accounting for income taxes, as prescribed by Statement No. 109 of the Financial Accounting Standards Board (FAS
109).

     Under FAS 109, deferred income taxes are recorded to reflect the temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     (i) Net loss per share

     Net loss per share is based on the weighted average number of shares of Common Stock during each period. Common Stock equivalents and other potentially dilutive securities are anti-dilutive. Net loss has been adjusted for accretion of and preferred dividends.

     (j) Cash flows

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

     (k) Prospective accounting changes

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting SFAS No. 121 is not expected to be material.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company plans to continue to apply its current accounting policy under APB Opinion No. 25, "Accounting for Stock Issued to Employees", in fiscal 1997 and future years, and will provide disclosure of the pro forma impact on net income and earnings per share as if the fair value-based method had been applied.

Note 2. Inventories

        Inventories at March 31, 1996 and 1995 are summarized as follows:

                                     1996               1995
                                     ----               ----

        Raw materials              $207,280          $    -
        Work in process               4,052
        Finished goods              129,117           125,991
                                   --------          --------
                                   $340,449          $125,991
                                   ========          ========


Note 3. Property and Equipment

        Property and equipment consist of the following:

                                             March 31,
                                    ----------------------------
                                     1996               1995
                                     ----               ----

Furniture and equipment            $ 88,158           $ 13,948
Machinery and equipment           1,158,877                -
Motor vehicles                       20,096              6,758
Leasehold improvement                43,182                -
Construction in progress               -                11,247
                                 ----------         ----------
                                  1,310,313             31,953

Less accumulated depreciation       (52,305)            (5,453)
                                 ----------         ----------
                                 $1,258,008           $ 26,500
                                 ==========         ==========


     Included in machinery and equipment at March 31, 1996 is manufacturing equipment with a net book value of approximately $511,000, which is collateral for a financing loan in the original amount of $300,000 (see Note 9).


Note 4. Notes Payable - Bank

     The Company has a secured line of credit with a bank which expires in July 1996. The interest rate on borrowings is 1-1/2% over the bank's prime rate and is secured by a $400,000 certificate of deposit.

Note 5. Long-Term Debt

        Long term debt consists of the following:

                                                        March 31,
                                              ----------------------------
                                               1996               1995
                                               ----               ----


     Term notes

     (a)  Unsecured borrowings which
          bear interest at 12% per annum
          and are payable in June 1997.       $ 75,000           $ -

     (b)  Unsecured borrowing which bears
          interest at 14% per annum and
          is payable in February 1997.         150,000              -

     (c)  Convertible debentures - the
          debentures were converted
          to preferred stock (see below).          -             115,500

     Working capital loans
     Unsecured borrowings from individuals
     which bear interest at 10% per annum.         -             230,000

     Notes with warrants
     Converted to preferred stock
         (see below).

     Principal sum                                 -             947,429
     Less: original issue discount                 -            (194,067)
                                             -----------      -----------
                                                   -             753,362
                                             -----------      -----------
                                                225,000        1,098,862
     Less: current portion of
     long-term debt                             150,000          195,000
                                             -----------      -----------
                                             $   75,000       $  903,862
                                             ===========      ===========


     The interest rates on the various notes with warrants were recalculated by applying interest rates more commensurate with the discount rates associated with the value of the detachable warrants. The differences between these rates and the stated rates of the notes were classified as original issue discount. These amounts originally totaled $222,852 and were credited to paid-in capital.

     On June 23, 1995, the Company commenced an exchange offer to the holders of convertible debentures, notes with warrants and $30,000 of the outstanding working capital loans whereby the principal and unpaid interest thereon, totaling approximately $1,185,000 at March 31, 1995, $1,202,775 at the conversion date (before unamortized original issue discount of approximately $194,000), was converted into 1,202,775 shares of newly issued $.001 par value Class A redeemable convertible preferred stock (liquidation and redemption value of $1 per share). The preferred stock was recorded at its estimated fair value and the discount from its redemption value will be amortized as additional dividends on a ratable basis up to the mandatory redemption date. There was no material gain or loss on the extinguishment of the convertible debentures and notes with warrants.

     Such shares will pay a cumulative dividend of 10% and are convertible to one share of voting Common Stock at the rate of five shares of preferred (or $5.00 per share) commencing in January 1997 and one warrant which is exercisable for two years after the conversion at $7.50 per common share for the first year and $10.00 per common share for the second year. If the shares are not converted, the preferred shareholders can cause the Company to redeem such shares in two years, and in any event, the Company is obligated to redeem the shares three years from December 1995 at $1 per share.

     In June 1995, the Company offered and sold five bridge units consisting of an aggregate of $250,000 principal amount of Promissory Notes. Each unit consisted of $50,000 principal amount of a 12% Promissory Note and 10,000 shares of Common Stock. 25% of the subscription price of each Unit was applied to the Note component thereof and 75% is applied to the Common Stock component thereof. Original issue discount, amounting to $150,000, was amortized over the life of the debt. These notes were paid off at the initial public offering in December 1995.

     In August 1995, the Company offered and sold sixteen and one-half bridge units consisting of an aggregate of $825,000 principal amount of Promissory Notes. Each unit consisted of $50,000 principal amount of a 12% Promissory Note and 10,000 shares of Common Stock. 25% of the subscription price of each unit was applied to the Note component thereof and 75% was applied to the Common Stock component thereof. Original issue discount, amounting to $495,000, was amortized over the life of the debt. Costs related directly to the bridge financing in the amount of $256,079 have been distributed as follows: 75% of the expenses relating to the sale of these bridge units were charged to additional paid-in capital (or $192,060) and 25% was amortized over the life of the debt (or $64,019). These notes were paid off at the initial public offering in December 1995.

     Amortization of original issue discount relating to the notes with warrants prior to conversion to preferred stock and the bridge notes prior to repayment totalled $283,328 and $54,585 for the years ended March 31, 1996 and 1995, respectively. At the December 1995 repayment date of the bridge unit notes, the Company wrote off the remaining unamortized original issue discount relating to such notes, totaling $389,216.

Note 6. Accrued Expenses

        Accrued expenses consist of the following:

                                                   March 31,
                                              --------------------
                                               1996          1995
                                               ----          ----

        Interest                           $   4,750       $108,470
        Printing expenses                     84,237              -
        Professional fees                     95,300         82,628
        Payroll and related expenses          30,625         46,230
        Other                                 64,823         21,266
                                           ---------      ---------
                                            $279,735       $258,594
                                           =========      =========

Note 7. Capital Leases

     In fiscal 1996, the Company entered into two capital leases for telephone equipment and a copy machine. The telephone lease is payable in monthly installments of $325 through May 2000 including interest. The lease is collateralized by the telephone equipment with a net book value of approximately $11,900 as of March 31, 1996. The copy machine lease is payable in monthly installments of $380 through March 2000 including interest. The lease is collateralized by the copy machine with a net book value of approximately $16,500 as of March 31, 1996.


Note 8. Related Party Transactions

     The Company's receivable from its president, included in other assets, consists of an unsecured promissory note due in October 1999 totaling $25,000 at March 31, 1996 and 1995. Interest at 7% is payable annually.

     The Company obtained some of its unsecured borrowings in the amount of approximately $488,000 for the year ended March 31, 1995 from various individuals related to members of the Company's management or to stockholders (see Note 5). In connection with obtaining the unsecured borrowings, fees
amounting  to  $30,796  were  paid  to  the   stockholders  who  arranged  these
borrowings.

     In addition, expenses relating to services rendered, primarily consisting of consulting fees, commissions on sales and legal expenses that were paid or accrued to stockholders or parties related to stockholders, amounted to $68,632 and $115,176 for the years ended March 31, 1996 and 1995, respectively.

Note 9. Machinery Loan

     During fiscal 1996, the Company entered into an agreement to purchase manufacturing equipment through a financing corporation. Under the agreement, the Company paid $230,000 of the $530,000 total purchase price and financed the $300,000 balance. The balance is payable in 36 monthly installments of $10,144 including interest at 13-1/4% per annum, beginning in May 1995. The lender has a security interest in the equipment.

    Maturities of the machinery loan are as follows:


        Year ending March 31,

                1997              $ 98,338
                1998               112,187
                1999                10,033
                                  --------
                                  $220,558
                                  ========

Note 10. Customer Concentration

     At March 31, 1996, the Company was in the process of preparing its operations for its domestic manufacturing and distribution of its own remanufactured/remolded automobile tires, thereby curtailing its distribution of third party remanufactured/remolded tires. During fiscal 1996, sales to one customer accounted for 12% of net sales. As of March 31, 1996, two customers accounted for 22% and 14% of the accounts receivable.

     During fiscal 1995, sales to two customers accounted for 27% and 18% of net sales, respectively. As of March 31, 1995 these customers together accounted for approximately 54% of the accounts receivable (see Note 11(d)).


Note 11. Commitments

         (a) Lease

     Minimum annual rental commitments under a noncancellable operating lease for the Company's manufacturing and warehousing facility are as follows:


     Year ending March 31,

          1997                      $  289,819
          1998                         304,310
          1999                         319,525
          2000                         335,501
          2001                         352,277
           Thereafter                1,813,592
                                   -----------
                                    $3,415,024
                                   ===========

     The initial lease term, which began in January 1995, is for ten years and nine months and has one five-year renewal option. The lease contains a $2,500,000 purchase option commencing October 1, 1995 with increases of 5% of the purchase price on each anniversary beginning October 1, 1997 through October, 2004. The Company records a liability for deferred rent costs to the extent that the amortized rent commitment exceeds actual lease payments (including nine free months of rent at the inception of the lease term).

     Rental expense under operating leases amounted to approximately $338,000 and $112,000 for the years ended March 31, 1996 and 1995, respectively.

     (b)  Sales and territory agreements

     During fiscal 1995, the Company entered into separate three and four year agreements with its two principal customers at that time (see Note 10) to supply, subject to certain limitations, the Company's remanufactured tires for distribution within exclusive territories. Included in the conditions for the territory rights are commissions to be paid to these customers based on a percentage of gross profit if the Company distributes through national retail stores located within the respective territories. The territories cover thirteen states, seven in the west and six in the south. In addition, the contracts require a percentage of the purchases to be reimbursed if annual minimum order quantities are met. One of the contracts also includes a provision for reimbursement of direct advertising expenses. During fiscal 1996 and 1995, minimum order quantities were not met by either customer, no commissions were earned and no direct reimbursable advertising expenses were incurred.

    (c) Consulting agreements

     In July 1995, the Company entered into a three year agreement with a U.K. Company to provide the services of two consultants beginning August 1, 1995, whereby the U.K. Company will be paid $120,000 per annum for their services in connection with the development and operation of the Company's manufacturing facility.

     The Company also entered into three year agreements starting August 1, 1995 with two individuals and one of the stockholders to provide management consulting services. One individual will be paid $84,000 per annum for his services and the stockholder has been granted options to purchase 130,000 shares of Common Stock of the Company at an exercise price of $5.00 per share, exercisable in June 1997. In addition, the stockholder will receive 20,000 shares of Common Stock in June 1997 and will be paid a fee of $4,167 a month plus expenses starting in May 1996. The agreement with the second individual provides for compensation to be paid at a rate of $3,500 a month starting in April 1996, plus commissions on Company sales to customers obtained by this individual. In addition, this individual will receive 25,000 shares of Common Stock in June 1997.

     (d) Employment agreements

     During 1995, the Company entered into three year employment agreements with its president and one of its vice presidents whereby each officer will be paid a minimum annual salary of $95,000 and $85,000, respectively, commencing in December 1995. In addition, a two year employment agreement with one of the Company's vice presidents was entered into during 1995 whereby the officer will be paid $40,000 per annum and 2% of the net sales to one of its major customers at that time (see Note 10), also commencing in December 1995. The agreements with the president and vice president also contain buyout clauses in the event of a change of control in the Company which adversely affects working conditions.


Note 12. Stockholders' Equity

     (a) Initial public offering

     In December 1995, the Company completed an initial public offering of 1,725,000 units. Each unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant. Following the initial public offering 3,115,000 shares of Common Stock and warrants to purchase 1,725,000 shares of Common Stock were outstanding. The warrants are exercisable at $5.00 per share, subject to adjustment, and expire on December 12, 1998. The Company has the right to redeem any or all of the warrants at a price of $.01 per warrant, upon giving 30 to 60 days' notice, after a period during which the closing price for the Company's Common Stock has equaled or exceeded $6.50 per share for each of twenty consecutive trading days.

     (b) Underwriters' purchase option

     In conjunction with the offering, the underwriters also obtained an option to purchase 150,000 units at a price of $6.00 per unit. This option will be exercisable for a period of four years, commencing on the first anniversary of the effective date of the offering. The units underlying the underwriters purchase option are identical in all respects to the units issued to the public (except that the Class A Warrants included in the units issuable upon the exercise of the purchase option are not redeemable and the exercise price of such Class A Warrants is $7.50). The purchase option cannot be transferred, assigned or hypothecated for one year from the date of its issuance, except that they may be assigned, in whole or in part, to any successor, officer or partner of the underwriter or to other underwriters or members of the selling group. The purchase option contains anti-dilution provisions providing for appropriate adjustment of the exercise price and number of shares of Common Stock and Class A Warrants which may be purchased upon exercise upon the occurrence of certain events.

     (c) Long-term incentive plan

     In June 1995, the Company adopted a long-term incentive plan in order to motivate qualified employees of the Company to assist the Company in attracting employees and to align the interest of such persons with those of the Company's stockholders. The plan provides for the grant of, among other things, stock options and restricted stock, up to a maximum of 350,000 shares of Common Stock. As of March 31, 1996, the Company has granted an aggregate of 340,000 options. Each of these options is exercisable for ten years for a price of $5.00 per share, commencing in June 1997.

     (d) Common stock shares reserved

     At March 31, 1996, shares of the Company's authorized and unissued Common Stock were reserved for issuance as follows:


          Long-term incentive plan                350,000
          Outstanding  warrants                 1,725,000
          Conversion of Class A Redeemable
            Convertible  Preferred Stock
            (including related warrants)          481,110
          Issuable to  consultants                 45,000
          Underwriters' purchase option units     300,000
                                                ---------
                                                2,901,110
                                                =========

Note 13.  Income Taxes

     The provision for income taxes is comprised of state taxes for the years ended March 31, 1996 and 1995. The Company has fully reserved the tax benefits arising from March 31, 1996 and 1995 net operating loss carryforwards of approximately $3,000,000 and $560,000, respectively. Such losses, which can be utilized against future profits until 2011, may be subject to Internal Revenue Code Section 382 limitations which limit the use of net operating loss carryforwards when significant ownership changes occur. As a result of the asset sale described in Note 1(a), approximately $400,000 of the net operating loss was applied and replaced by intangible assets for tax reporting purposes. The write-off of such intangibles would result in a future tax benefit, but because of the uncertainty as to the future realization of such benefits, this deferred tax asset has also been fully reserved.

        The Company's net deferred tax asset consists of the following:

                                                     March 31,
                                                -----------------
                                                1996         1995
                                                ----         ----


Benefit of net operating loss
  carryforwards                              $1,200,000    $224,000
Tax temporary differences relating to:
  Intangible assets                             160,000     160,000
  Deferred rent costs                           110,000      33,000
  Inventory capitalization, allowance
    for possible losses and other                 5,000      10,000
                                             ----------  ----------
                                              1,475,000     427,000
  Less: valuation allowance                  (1,475,000)   (427,000)
                                             ----------  ----------
                                             $    -      $    -
                                             ==========  ==========

Note 14. Supplemental Cash Flow Information

         Income taxes and interest paid were as follows:

                                                     March 31,
                                                -----------------
                                                1996         1995
                                                ----         ----

        Income taxes                          $ 17,371      $ 1,192
        Interest expense                      $124,488      $10,506


     Non-cash investing and financing activities during the period were as follows:

                                                     March 31,
                                                -----------------
                                                1996         1995
                                                ----         ----


     Exchange of $200,000 working capital
     loan and $43,463 accrued interest
     for a two year note with warrants
     (see Note 5)                              $   -        $243,463

     Assets acquired under machinery loan       300,000        -

     Assets acquired under capitalized leases    36,311        -

     Conversion of long-term debt and
     $109,846 accrued interest for
     redeemable convertible preferred stock   1,202,775        -

     Deferred placement costs of promissory
     notes (see Note 5)                         192,060        -

     Accretion of preferred dividends            88,930        -

                                      F-19