Form 10QSB
period 1996-06-30
ECOTYRE TECHNOLOGIES INC
filed 1996-08-14
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

                         Commission file number 0-27240

                           ECOTYRE TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

       Delaware                                 11-3234026
       (State of other jurisdiction of       (I.R.S. Employer
       incorporation or organization)        Identification No.)

                 895 Waverly Avenue, Holtsville, New York 11742
                    (Address of principal executive offices)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]         No    [ ]

As of August 13, 1996, 3,115,000 shares of .001 par value Common Stock of the registrant were outstanding.

Index schedule found on Page No. 2

Page 1 of 15 pages

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                             Page No.
                                                             --------
PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets - June 30, 1996
           and March 31, 1996                                    3

           Condensed Statements of Operations -
           Three Months Ended June 30, 1996 and 1995             4

           Condensed Statements of Cash Flows -
           Three Months Ended June 30, 1996 and 1995             5

           Notes to Condensed Financial Statements             6 - 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 7 - 9

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                     10

SIGNATURES                                                      11

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                As of            As of
                                            June 30, 1996    March 31, 1996
                                            (Unaudited)
                                           --------------    ---------------
Current Assets:
  Cash and cash  equivalents                 $ 1,440,568        $ 2,782,952
  Accounts receivable, net of allowance
    for doubtful accounts of $11,000              99,875             65,174
  Inventories (Note 2)                           419,606            340,449
  Prepaid expenses and other current assets      161,610            160,806
                                             -----------        -----------

       Total current assets                    2,121,659          3,349,381
                                             -----------        -----------
  Property, plant and equipment, less
     accumulated depreciation                  1,570,919          1,258,008
  Other assets                                   103,415             97,471
                                             -----------        -----------
                                             $ 3,795,993        $ 4,704,860
                                             ===========        ===========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Notes payable - bank                       $   183,333       $    200,000
  Current maturities of long term debt           225,000            150,000
  Accounts payable                               198,103            221,211
  Accrued expenses                               361,009            279,735
  Current maturity of capitalized leases
    and equipment loans                          109,878            106,771
                                             -----------        -----------
       Total current liabilities               1,077,323            957,717
 Long-term debt                                    -                 75,000
  Capitalized leases and equipment loans,
     less current maturities                     118,255            146,782
  Deferred rent credits                          284,179            272,160
                                             -----------        -----------
       Total liabilities                       1,479,757          1,451,659
                                             -----------        -----------
  ClassA Redeemable  Convertible  Preferred
       Stock,  2,000,000 shares authorized;
       issued and outstanding - 1,202,775
       (redemption amount of $1,202,775)       1,157,058          1,125,182
                                             -----------        -----------
  Stockholder's Equity (Note 4)
       Preferred Stock, $.001 par value
         2,000,000 shares authorized; none
         issued                                    -                 -
       Common Stock, $.001 par value 20,000,000
         shares authorized, issued and
         outstanding - 3,115,000                   3,115              3,115
       Paid in capital                         5,726,416          5,820,031
       Deficit                                (4,570,353)        (3,695,127)
                                             -----------        -----------
  Total stockholders' equity                   1,159,178          2,128,019
                                             -----------        -----------
                                             $ 3,795,993        $ 4,704,860
                                             ===========        ===========

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended
                                                        June 30,
                                           ----------------------------------
                                               1996                   1995
                                               ----                   ----
                                           (Unaudited)            (Unaudited)
                                           -----------            -----------

Net sales                                  $  218,802            $   100,822

Cost of sales                                 640,653                116,911
                                           -----------           -----------
  Gross profit (loss)                        (421,851)               (16,089)
                                           -----------           -----------
Operating and other expenses:

  Selling and shipping                         168,310                42,836

  General and administrative                   283,069               243,339

  Interest expense, net of interest income      (1,753)               85,677
                                            -----------          -----------
  Total operating and other expenses           449,626               371,852
                                            -----------          -----------

  Loss before taxes                           (871,477)             (387,941)

  Provision for taxes (Note 5)                   3,749                10,179
                                           -----------           -----------
  Net loss                                 $  (875,226)          $  (398,120)
                                           ===========           ===========
  Preferred stock dividends (Note 3)            92,014                 -

  Net loss attributable to common
     shareholders                          $  (967,240)          $  (398,120)
                                           ===========           ===========

  Net loss per share (Note 3)              $       (.31)         $      (.32)
                                           ============          ===========

         See accompanying notes to financial statements


                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                                     June 30,
                                                -------------------
                                                 1996           1995
                                                 ----           ----
                                             (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                    $  (875,226)     $  (398,120)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization               52,543            1,893
       Deferred rent                               12,019           82,710
  Amortization of original issue discount             -             41,967
  Decrease (increase) in assets:
       Accounts receivable                        (34,701)         126,674
       Inventory                                  (79,157)          22,335
       Other assets                                (6,748)         (98,554)
  Increase (decrease) in liabilities:
       Accounts payable                           (23,108)         (94,785)
       Accrued expenses                            21,136          157,095
                                              -----------      -----------
  Net cash used in operating activities:         (933,242)        (158,785)
                                              -----------      -----------
  Cash flows from investing activities:
       Capital expenditures - net                (365,454)        (142,460)
                                              -----------      -----------
  Net cash used in investing activities          (365,454)        (142,460)
                                              -----------      -----------
  Cash flow from financing activities:
       Proceeds from bank loan                    183,333            -
       Repayment of bank loan                    (200,000)           -
       Proceeds from long term notes and
            warrants                                 -              75,000
       Proceeds from bridge financing                -             250,000
       Repayment of capitalized lease obligations
            and equipment loans                   (25,420)         (14,212)
       Repayment of IPO expense                    (1,601)            -
                                              -----------      -----------
  Net cash provided by (used in) financing
       activities                                 (43,688)         310,788
                                              -----------      -----------
  Net increase (decrease) in cash              (1,342,384)           9,543
  Cash and cash equivalents, beginning of
       period                                   2,782,952           49,386
                                              -----------      -----------
 Cash and cash equivalents, end of period      $1,440,568      $    58,929
                                              ===========      ===========

                 See accompanying notes to financial statements


                           ECOTYRE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     Basis of Presentation

     The accompanying unaudited condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal accruals and reserves) necessary to present fairly the interim financial results for the period have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the year ended March 31, 1996.

     The operating results for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended March 31, 1997.

Note 2.     Inventories

     Inventories have been valued at the lower of cost or market. The components of inventory at June 30, 1996 and March 31, 1996 consist of:



                                       June 30,            March 31,
                                         1996                 1996
                                       --------            ---------

                 Raw materials        $   252,192           $  207,280
                 Work in process            3,348                4,052
                 Finished goods           164,066              129,117
                                      -----------          -----------
                                      $   419,606           $  340,449
                                      ===========          ===========


Note 3.     Net Loss Per Share

  Net loss per share is based on the weighted average number of Common Stock outstanding during each period. Common Stock equivalents and other potentially dilutive securities are antidilutive. Net loss has been adjusted for accretion of and preferred dividends.

                           ECOTYRE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Note 4.     Initial Public Offering

     In December, 1995, the Company completed an initial public offering of 1,725,000 units. Each unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant. Following the initial public offering, 3,115,000 shares of Common Stock and warrants to purchase 1,725,000 shares of Common Stock were outstanding. The warrants are exercisable at $5.00 per share, subject to adjustment, and expire on December 12, 1998. The Company has the right to redeem any or all of the warrants at a price of $.01 per warrant, upon giving 30 to 60 days' notice, after a period during which the closing bid price for the Company's Common Stock for a period of twenty consecutive trading days ending three days prior to the date of the notice of redemption has equaled or exceeded $6.50 per share.

Note 5.     Income Taxes

     Income taxes are based on annualized statutory federal and state income tax rates. The provision for income taxes exclude a benefit for net operating loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     The Company had operated as a wholesale distributor of remolded automobile tires since its inception in April, 1993 through December, 1995. In accordance with its business plan, the Company substantially curtailed distribution operations concentrating its efforts on commencing manufacturing operations. In its distribution operations, the Company resold its product primarily to retail tire replacement centers and tire distributors. In the Company's manufacturing operations, remolded tires are created by remanufacturing a previously used high-quality passenger automobile tire casing and attaching rubber from sidewall to sidewall.

     91.5% of the Company's revenues for the three months ended June 30, 1996 was derived from the Company's limited manufacturing operations. 100% of the revenues for the three months ended June 30, 1995 was derived from the distribution of remolded tires manufactured by third parties.

Results of Operations

  Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

     Net Sales. The Company's net sales of $218,802 for the three months ended June 30, 1996 represent an increase of $117,980 compared to net sales for the three months ended June 30, 1995. The increase was due to the limited commencement of manufacturing its own tires and curtailment of its distribution of tires manufactured by third parties.

     Cost of Sales. The Company's cost of sales for the three months ended June 30, 1996 was $640,653 as compared to $116,911, representing an increase of $523,742. This increase was due primarily to the Company's limited commencement of manufacturing its own tires as compared to the prior years distribution only of third party manufactured tires. Certain overhead, which includes primarily rent, salaries and depreciation increased due to the Company's relocation and start-up of its manufacturing facility in Holtsville.

     Gross Profit (Loss). The Company's gross loss for the three months ended June 30, 1996 was ($421,851) as compared to a gross loss of ($16,089) for the three months ended June 30, 1995, an increased loss of $405,762. This increased loss was directly caused by the curtailment of the distribution of third party manufactured tires and the initial commencement of its own manufacturing of remolded tires. The Company's direct overhead expenses increased due to the initial start-up of its manufacturing operations.

     Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $451,379, and interest expense of $17,628 in the three months ended June 30, 1996 as compared to $286,175 of selling, shipping, general and administrative expenses and $85,677 of interest expense in the three months ended June 30, 1995. The increases in selling, shipping, general and administrative expenses were attributable primarily to salaries and facility expenses including rent and electricity arising from the relocation of its distribution sales office and warehouse to its manufacturing facility. Marketing expenses also increased due to the commencement of sales in the period ending June 30, 1996. The decrease in interest expense is primarily attributable to interest on long term notes during the three months ended June 30, 1995 that were paid by the end of fiscal 1996.

     Net loss. The Company sustained a net loss of ($875,226) in the three months ended June 30, 1996 as compared to a net loss of ($398,120) in the three months ended June 30, 1995, an increased loss of $477,106. The increase was primarily attributable to the diverting of its resources from the distribution business to the commencement of manufacturing. The net loss was also attributable to the payment of relocation expenses, increased rent expense at the new manufacturing facility, manufacturing salaries, initial start-up and marketing and sales expenses.

Liquidity and Capital Resources

     The Company used cash in operating activities in the amount of $933,242 for the three months ended June 30, 1996 and $158,785 for the three months ended June 30, 1995 which was primarily related to the loss from operations. Cash used in investing activities in the amounts of $365,454 and $142,460 for the three months ended June 30, 1996 and 1995, respectively, was principally for the purchase of related machinery and equipment to commence operations of its manufacturing facility. Financing provided to fund operating and investing activities for the three months ended June 30, 1996 was provided by a bank line of credit of $183,333. Financing used to fund operating and investing activities for the three months ended June 30, 1995 was received from bridge financing and long term debt in the amounts of $250,000 and $75,000, respectively.

     In June, 1995, the holder of $1,092,929 principal amount of loans, notes and debentures, together with subsequent purchases of similar notes and debentures, exchanged them, together with accrued and unpaid interest thereon, for an aggregate of 1,202,755 shares of Class A Redeemable Convertible Preferred Stock of the Company. The Company may redeem the Class A Redeemable Convertible Preferred Stock at a redemption price of $1.00 per share on 60 days notice at any time, provided, that prior to January, 1997, the Company may redeem the Class A Redeemable Convertible Preferred Stock only if the Common Stock has closed above $7.50 per share for 20 consecutive trading days, whereupon the holder can either convert the Class A Redeemable Convertible Preferred Stock or receive the redemption price for his Class A Redeemable Convertible Preferred Stock. Pursuant to the terms thereof, the holders of these shares can require the Company to redeem these shares on or after December 18, 1997 at a redemption price of $1.00 per share and, in any event, these shares are redeemable on or after December 18, 1997 at the same redemption price. Accordingly, the Company could be required to pay up to $1,202,775 in cash upon such redemption.

     The Company may need financing to redeem its Class A Redeemable Convertible Preferred Stock and to expand its manufacturing operations, if required.

     In May, 1995, the Company purchased 20 mold presses, molds, an extruder, a building machine, a buffing machine and related ancillary equipment for use in its new manufacturing facility for an aggregate purchase price of approximately $530,000 from a financial institution which had foreclosed on such equipment. After paying a portion of this purchase price, the Company has agreed with this financial institution to pay the remaining $300,000 balance in equal monthly installments of approximately $10,000 per month over a three-year period at an interest rate of 13.25% per annum. This financial institution has a first priority security interest in such equipment collaterizing this loan.

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities and maintenance, subject to 5% annual increases. Commencing October 1, 1995, so long as the Company is in substantial compliance with its obligations under this Lease, the Company will have an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% of that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. The Company utilizes this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate expansion activities.

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

PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 13, 1996                 ECOTYRE TECHNOLOGIES, INC.
                                            (Registrant)

                                          By:  /s/ Vito Alongi
                                              Vito Alongi,
                                              President, Treasurer and
                                              Principal Financial Officer