Form 10QSB
period 1996-09-30
ECOTYRE TECHNOLOGIES INC
filed 1996-11-19
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 1996

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

     Yes  [X]     No  [  ]

As of November 19, 1996, 5,115,000 shares of $.001 par value Common Stock of the registrant were outstanding.

Index schedule found on Page No. 2

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                                  Page No.
                                                                  -------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

  Condensed Balance Sheets - September 30, 1996 and March 31, 1996    3

  Condensed Statements of Operations - Six Months and Three Months
       Ended September 30, 1996 and 1995                              4

  Condensed Statements of Cash Flows - Six Months Ended September
       30, 1996 and 1995                                              5

  Notes to Condensed Financial Statements                             6 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7 - 10

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                            12

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 As of               As of
                                           September 30, 1996  March 31, 1996
                                           ------------------  ---------------
                                             (Unaudited)

Current Assets:
  Cash and cash  equivalents                   $    504,981     $  2,782,952
  Accounts receivable, net of allowance
    for doubtful accounts of $11,000                197,799           65,174
  Inventories (Note 2)                              535,309          340,449
  Prepaid expenses and other current assets         194,718          160,806
                                               ------------     ------------
       Total current assets                       1,432,807        3,349,381
                                               ------------     ------------
  Property, plant and equipment, less
    accumulated depreciation                      1,699,333        1,258,008
  Other assets                                      115,325           97,471
                                               ------------     ------------
                                               $  3,247,465     $  4,704,860
                                               ============     ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Notes payable - bank                         $    396,333     $    200,000
  Current maturities of long term debt              225,000          150,000
  Accounts payable and accrued expenses             728,214          500,946
  Current maturity of capitalized leases
    and equipment loans                             113,651          106,771
                                               ------------     ------------
       Total current liabilities                  1,463,198          957,717
  Long-term debt                                      -               75,000
  Capitalized leases and equipment
    loans, less current maturities                   88,591          146,782
  Deferred rent credits                             292,664          272,160
                                               ------------     ------------
       Total liabilities                          1,844,453        1,451,659
                                               ------------     ------------
  Class A Redeemable Convertible Preferred
     Stock,  2,000,000 shares authorized;
     issued and outstanding - 1,202,775
     (redemption amount of $1,202,775)            1,190,119        1,125,182
                                               ------------     ------------
  Stockholder's Equity (Note 4)
     Preferred Stock, $.001 par value
        2,000,000 shares authorized;
        none issued                                   -               -
     Common Stock, $.001 par value 20,000,000
        shares authorized, issued and
        outstanding - 3,115,000                       3,115            3,115
       Paid in capital                            5,693,356        5,820,031
       Deficit                                   (5,483,578)      (3,695,127)
                                               ------------     ------------
            Total stockholders' equity              212,893        2,128,019
                                               ------------     ------------
                                               $  3,247,465     $  4,704,860
                                               ============     ============

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                  For the Six Months Ended        For the Three Months Ended
                                        September 30,                     September 30,

                                     1996          1995                1996         1995
                                 (Unaudited)    (Unaudited)         (Unaudited)  (Unaudited)

Net Sales                       $   801,337    $   160,181         $   582,535   $   59,359

Cost of sales                     1,688,378        152,727           1,047,724       35,815
                                -----------    -----------         -----------  -----------
   Gross profit (loss)             (887,041)         7,454            (465,189)      23,543
                                -----------    -----------         -----------  -----------
Operating and other expenses:

   Selling and shipping             312,251         76,974             142,559       34,138
   General and administrative       570,987        595,037             287,918      351,698
   Interest, net of interest
      income                         14,975        189,543              16,728      112,273
                                -----------    -----------         -----------  -----------

Total operating and other
   expenses                         898,213        861,554             447,205      498,109
                                -----------    -----------         -----------  -----------
   Loss before taxes             (1,758,254)      (854,100)           (912,394)    (474,566)

   Provision for taxes (Note 5)       3,197         10,179                (552)        -
                                -----------    -----------         -----------  -----------
   Net loss                     $(1,788,451)      (864,279)          $(911,842)    (474,566)
                                -----------    -----------         -----------  -----------
     Preferred stock dividends      125,076         67,043              33,062       58,637
     (Note 3)

     Net loss attributable to
         common shareholders    $ 1,913,527       (931,322)          $(944,904)    (533,203)
                                ===========    ===========         ===========  ===========
     Net loss per share (Note 3)      $(.61)         $(.67)              $(.30)       $(.38)

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                    September 30,
                                                 1996            1995
                                                 ----            ----
                                              (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                   $ (1,788,451)  $    (864,279)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization              109,570           4,417
       Deferred rent                               20,504         165,420
       Allowance for possible losses on
            accounts receivable                      -              8,000
  Amortization of original issue discount            -            149,850
  Decrease (increase) in assets:
       Accounts receivable                       (132,625)        168,323
       Inventory                                 (194,860)         63,173
       Other assets                               (51,766)       (370,802)
  Increase (decrease) in liabilities:
       Accounts payable and accrued expenses      167,130         (19,737)
                                             ------------    ------------
  Net cash used in operating activities:       (1,870,498)       (695,635)
                                             ------------    ------------
  Cash flows from investing activities:
       Capital expenditures - net                (550,895)       (286,512)
                                             ------------    ------------
  Net cash used in investing activities          (550,895)       (286,512)
                                             ------------    ------------
  Cash flow from financing activities:
       Proceeds from bank loan                    396,333            -
       Repayment of bank loan                    (200,000)           -
       Proceeds from long term notes and
            warrants                                 -             75,000
       Proceeds from bridge financing                -          1,000,000
       Repayment of capitalized lease obligations
            and equipment loans                   (51,311)        (38,048)
       Repayment of IPO expense                    (1,600)           -
                                             ------------    ------------
  Net cash provided (used in) financing
       activities                                 143,422       1,036,952
                                             ------------    ------------
  Net increase (decrease) in cash              (2,277,971)         54,805
  Cash and cash equivalents, beginning
       of period                                2,782,952          49,386
                                             ------------    ------------
  Cash and cash equivalents, end of period   $    504,981    $    104,191
                                             ============    ============

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

  The operating results for the six and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended March 31, 1997.

Note 2.     Inventories

   Inventories have been valued at the lower of cost or market. The components of inventory at September 30, 1996 and March 31, 1996 consist of:

                                     September 30,           March 31,
                                         1996                  1996
                                     -------------        -------------

                 Raw materials       $   230,527          $   207,280

                 Work in process          39,540                4,052

                 Finished goods          265,242              129,117
                                     -----------          -----------

                                     $   535,309          $   340,449
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

  95.3% of the Company's revenues for the six months ended September 30, 1996 was derived from the Company's limited manufacturing operations. 100% of the revenues for the six months ended September 30, 1995 was derived from the distribution of remolded tires manufactured by third parties.

Results of Operations

  Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995

  Net Sales. The Company's net sales of $801,337 for the six months ended September 30, 1996 represent an increase of $641,156 compared to net sales for the six months ended September 30, 1995. The increase resulted from the limited commencement of manufacturing its own tires and curtailment of its distribution of tires manufactured by third parties.

     Cost of Sales. The Company's cost of sales for the six months ended September 30, 1996 was $1,688,378 as compared to $152,727, representing an increase of $1,535,651. This increase was due primarily to substantial costs incurred to operate the facility at maximum capacity, which costs become disproportionate to net sales until such time as full capacity is achieved. For the six month period, the Company operated at an average plant capacity of approximately 20%, after taking into account limited production for the first few months of this period. Such limited production resulted, in part, from unanticipated repair and maintenance and a higher than anticipated turnover rate for factory trained employees, which rate is now stabilizing. The Company anticipates that certain fixed costs and expenses (approximating $400,000), such as rent, utilities, insurance and depreciation, will substantially decrease on a per unit basis as production increases as will the per unit cost of labor. The increased cost of sales was also attributable to the incurrence of certain non-recurring expenses necessary to commence manufacturing operations, including personnel training (approx. $200,000), raw material product testing (approx. $200,000), consulting expenses (approx. $60,000) and electrical repairs (approx. $25,000).

     Gross Profit (Loss). The Company's gross loss for the six months ended September 30, 1996 was ($887,041) as compared to a gross profit of $7,454 for the six months ended September 30, 1995, a decrease of $894,495. This decrease was directly caused by the manufacturing and training costs associated with the initial commencement of its own manufacturing of remolded tires as compared to no manufacturing and training costs in the prior period. The Company's direct overhead expenses also increased due to the initial start-up of its manufacturing operations in 1996. The Company's gross loss also increased due to substantially reduced selling prices to a large customer (accounting for approximately $125,000 of Net Sales) to replace unacceptable third party manufactured tires previously delivered to the customer by the Company when the Company was solely a distributor. The Company anticipates an increase in profit margins upon the sale of higher margin light truck tires.

     Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $883,238, and interest expense of $14,975 in the six months ended September 30, 1996 as compared to $672,011 of selling, shipping, general and administrative expenses and $189,543 of interest expense in the six months ended September 30, 1995. The increases in selling, shipping, general and administrative expenses were attributable primarily to increased salaries ($144,696 or 82%) and consulting fees ($51,757 or 237%). The decrease in interest expense is primarily attributable to interest on long term notes during the six months ended September 30, 1995 that were paid by the end of fiscal 1996.

     Net loss. The Company sustained a net loss of ($1,788,451) in the six months ended September 30, 1996 as compared to a net loss of ($924,172) in the six months ended September 30, 1995, an increased loss of $924,172. The increase was primarily attributable to the diverting of its resources from the distribution business to the commencement of manufacturing. The net loss was also attributable to the increased rent expense ($25,960 or 19%) at the new manufacturing facility, consulting expenses ($111,025 or 100%), non-recurring initial start-up expenses and marketing and sales expenses.

  Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

  Net Sales. The Company's net sales of $582,535 for the three months ended September 30, 1996 represent an increase of $523,176 compared to net sales for the three months ended Sepember 30, 1995. The increase was due to the limited commencement of manufacturing its own tires and curtailment of its distribution of tires manufactured by third parties.

     Cost of Sales. The Company's cost of sales for the three months ended September 30, 1996 was $1,047,724 as compared to $35,815, representing an increase of $1,011,910. This increase was due primarily to substantial costs incurred to prepare to operate the facility at maximum capacity, which costs become disproportionate to net sales until such time as full capacity is achieved. The Company anticipates that certain fixed costs and expenses, such as rent, utilities, insurance and depreciation will substantially decrease on a per unit basis as production increases as will the per unit cost of labor. The increased cost of sales for the quarter ended September 30, 1996 was also attributable to the incurrence of certain non-recurring expenses necessary to commence manufacturing operations, including personnel training (approx. $116,000), raw material product testing (approx. $100,000), consulting expenses (approx. $25,000) and electrical repairs (approx. $15,000).

     Gross Profit (Loss). The Company's gross loss for the three months ended September 30, 1996 was ($465,189) as compared to a gross profit of $23,543 for the three months ended September 30, 1995, a decrease of $488,732. This decrease was directly caused by the manufacturing and training costs associated with the initial commencement of its own manufacturing of remolded tires as compared to no manufacturing costs in the prior period. The Company's direct overhead expenses also increased due to the initial start-up of its manufacturing operations. The Company's gross loss also increased due to substantially reduced selling prices to a large customer to replace unacceptable third party manufactured tires previously delivered to the customer by the Company when the Company was solely a distributor. The Company anticipates an increase in profit margins upon the sale of higher margin light truck tires.

     Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $430,477, and interest expense of $16,728 in the three months ended September 30, 1996 as compared to $385,836 of selling, shipping, general and administrative expenses and $112,273 of interest expense in the three months ended September 30, 1995. The increases in selling, shipping, general and administrative expenses were attributable primarily to salaries ($57,119 or 56%) and professional fees ($21,159 or 60%). The decrease in interest expense is primarily attributable to interest on long term notes during the three months ended September 30, 1995 that were paid by the end of fiscal 1996.

     Net loss. The Company sustained a net loss of ($911,842) in the three months ended September 30, 1996 as compared to a net loss of ($474,566) in the three months ended September 30, 1995, an increased loss of $437,276. The increase was primarily attributable to the diverting of its resources from the distribution business to the commencement of manufacturing. The net loss was also attributable to increased insurance expense ($30,845 or 61%) at the new manufacturing facility, manufacturing salaries ($243,663 or 100%), increased utilities ($89,795 or 789%), initial start-up and marketing and sales expenses.

Liquidity and Capital Resources

  The Company used cash in operating activities in the amount of $1,870,498 for the six months ended September 30, 1996 and $695,635 for the six months ended September 30, 1995 which was primarily related to the loss from operations. Cash used in investing activities in the amounts of $550,895 and $286,512 for the six months ended September 30, 1996 and 1995, respectively, was principally for the purchase of related machinery and equipment to commence operations of its manufacturing facility. Financing provided to fund operating and investing activities for the six months ended September 30, 1996 was provided by a bank line of credit of $396,333. Financing used to fund operating and investing activities for the three months ended September 30, 1995 was received from bridge financing and long term debt in the amounts of $1,000,000 and $75,000, respectively.

     In October, 1996, the Company received gross proceeds of $2,000,000 from the private sale of its common stock. 2,000,000 shares were sold at $1.00 per share to an aggregate of 10 foreign investors. The sales were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. The net proceeds of approximately $1,559,951 received from this sale will be utilized for working capital.

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

Dated: November 19, 1996              ECOTYRE TECHNOLOGIES, INC.
                                     (Registrant)

                                      By:  /s/ Vito Alongi
                                           Vito Alongi,
                                           President, Treasurer and Principal
                                           Financial Officer