Form 10-Q
period 1996-12-31
ECOTYRE TECHNOLOGIES INC
filed 1997-02-19
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 1996

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

                    Yes   [X]         No  [ ]

As of February 13, 1997, 5,115,000 shares of $.001 par value Common Stock of the registrant were outstanding.

Index schedule found on Page No. 2

Page 1 of 12 pages

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                                     Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

  Condensed Balance Sheets - December 31, 1996 and March 31, 1996         3

  Condensed Statements of Operations - Nine Months and Three Months
       Ended December 31, 1996 and 1995                                   4

  Condensed Statements of Cash Flows - Nine Months Ended December
       31, 1996 and 1995                                                  5

  Notes to Condensed Financial Statements                             6 - 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7 - 10

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                               12

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       As of            As of
                                                 December 31, 1996   March 31, 1996
                                                 -----------------   --------------
                                                    ( Unaudited )

Current Assets:
  Cash and cash  equivalents                       $   832,576      $  2,782,952
  Accounts receivable, net of allowance for
       doubtful accounts of $17,000 and $11,000        610,351            65,174
  Inventories (Note 2)                                 486,564           340,449
  Prepaid expenses and other current assets            185,174           160,806
                                                   -----------      ------------
       Total current assets                          2,114,665         3,349,381
                                                   -----------      ------------
  Property, plant and equipment, less
       accumulated depreciation                      1,661,010         1,258,008
  Other assets                                         117,816            97,471
                                                   -----------      ------------
                                                   $ 3,893,491       $ 4,704,860
                                                   ===========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable - bank                             $   396,333       $   200,000
  Current maturities of long term debt                 225,000           150,000
  Accounts payable and accrued expenses              1,013,404           500,946
  Current maturity of capitalized leases
        and equipment loans                            116,713           106,771
                                                    -----------     ------------
       Total current liabilities                     1,751,450           957,717
  Long-term debt                                          -               75,000
  Capitalized leases and equipment loans,
       less current maturities                          58,270           146,782
  Deferred rent credits                                302,917           272,160
                                                   -----------      ------------
       Total liabilities                             2,112,637         1,451,659
                                                   -----------      ------------
  Class A Redeemable Convertible Preferred
       Stock, 2,000,000  shares authorized;
       issued and outstanding - 1,202,775
       (redemption amount of $1,202,775)             1,191,590         1,125,182
                                                   -----------      ------------
  Stockholders' Equity (Note 4)
       Preferred Stock, $.001 par value
       2,000,000 shares authorized; none issued           -                -
       Common Stock, $.001 par value 20,000,000
       shares authorized, issued and
       outstanding - 5,115,000 and 3,115,000             5,115             3,115
       Paid in capital                               7,189,700         5,820,031
       Deficit                                      (6,605,551)       (3,695,127)
                                                   -----------      ------------
            Total stockholders' equity                 589,264         2,128,019
                                                   -----------      ------------
                                                  $  3,893,491      $  4,704,860
                                                   ===========      ============

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                For the Nine Months Ended       For the Three Months Ended
                                        December 31,                     December 31,
                                --------------------------      ----------------------------

                                   1996             1995                 1996            1995
                                   ----             ----                 ----            ----
                                (Unaudited)      (Unaudited)          (Unaudited)     (Unaudited)

Net Sales                       $1,598,351        $  218,583           $  797,013       $   58,402

Cost of sales                    3,121,370           237,827            1,432,992           85,100
                                ----------        ----------           ----------       ----------
Gross profit (loss)             (1,523,019)          (19,244)            (635,979)         (26,698)
                                ----------        ----------           ----------       ----------

Operating and other expenses:

  Selling, shipping and
  general and administrative     1,365,421         1,138,180              479,183          466,169
                                ----------        ----------           ----------       ----------
  Interest, net of interest
  income                            17,741           403,152                5,766          213,609

  Private placement
  financing costs                     -              389,216                 -             389,216
                                ----------        ----------           ----------       ----------
Total operating and other
  expenses                       1,383,162         1,930,548              484,949        1,068,994
                                ----------        ----------           ----------       ----------
 Loss before taxes              (2,906,181)       (1,949,792)          (1,120,928)      (1,095,692)

 Provision for taxes
    (Note 5)                         4,243            22,231                1,046           12,052
                                ----------        ----------           ----------       ----------

 Net loss                      $(2,910,424)      $(1,972,023)         $(1,121,974)     $(1,107,744)
                                ----------        ----------           ----------       ----------
 Preferred stock dividends         186,686           127,422               61,609           60,379
  (Note 3)

 Net loss attributable to
  common shareholders          $(3,097,110)      $(2,099,445)        $(1,183,583)     $(1,168,123)
                               ===========       ===========         ============     ============
 Net loss per share (Note 3)         $(.83)           $(1.39)              $(.24)           $(.67)


                 See accompanying notes to financial statements


                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended
                                                    December 31,
                                                  1996           1995
                                                  ----           ----
                                              (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                     $(2,910,424)    $(1,972,023)
  Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization               168,799           9,130
       Deferred rent                                30,757         177,443
       Allowance for possible losses on
            accounts receivable                     6,000            8,000
  Amortization of original issue discount            -             672,544
  Decrease (increase) in assets:
       Accounts receivable                       (551,177)         170,907
       Inventory                                 (146,115)          62,953
       Other assets                               (44,713)          23,556
  Increase (decrease) in liabilities:
       Accounts payable and accrued expenses      392,181         (135,809)
                                              -----------      -----------
  Net cash used in operating activities:       (3,054,692)        (983,299)
                                              -----------      -----------
Cash flows from investing activities:
       Capital expenditures - net                (571,801)        (341,819)
                                              -----------      -----------
  Net cash used in investing activities          (571,801)        (341,819)
                                              -----------      -----------
Cash flow from financing activities:
       Proceeds from sale of stock              1,558,354        5,329,404
       Proceeds from bank loan                    396,333             -
       Repayment of bank loan                    (200,000)            -
       Proceeds from working capital loans           -             100,000
       Repayment of working capital loans            -            (100,000)
       Proceeds from long term notes                 -             225,000
       Net proceeds from bridge financing            -             807,940
       Repayment of bridge financing                 -          (1,075,000)
       Repayment of capitalized lease obligations
          and equipment loans                     (78,570)         (73,059)
       Dividends paid                                -             (60,000)
                                              -----------      -----------
  Net cash provided by financing activities     1,676,117        5,154,285
                                              -----------      -----------
  Net increase (decrease) in cash              (1,950,376)       3,829,167
  Cash and cash equivalents, beginning
       of period                                2,782,952           49,386
                                              -----------      -----------
  Cash and cash equivalents, end of period    $   832,576      $ 3,878,553
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

  The operating results for the nine and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ended March 31, 1997.

Note 2.     Inventories

     Inventories have been valued at the lower of cost or market. The components of inventory at December 31, 1996 and March 31, 1996 consist of:


                                      December 30,           March 31,
                                          1996                 1996
                                      -------------        -------------

                 Raw materials        $   242,336          $   207,280

                 Work in process           18,508                4,052

                 Finished goods           225,720              129,117
                                      -----------          -----------
                                      $   486,564          $   340,449
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

  93.5% of the Company's revenues for the nine months ended December 31, 1996 was derived from the Company's limited manufacturing operations. 100% of the revenues for the nine months ended December 31, 1995 was derived from the distribution of remolded tires manufactured by third parties.

Results of Operations

  Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995.

  Net Sales. The Company's net sales of $1,598,351 for the nine months ended December 31, 1996 represent an increase of $1,379,768 compared to net sales for the nine months ended December 31, 1995. The increase resulted from the Company commencing the manufacture of its own tires and curtailing the distribution of tires manufactured by third parties.

  Cost of Sales. The Company's cost of sales for the nine months ended December 31, 1996 was $3,121,370 as compared to $237,827, representing an increase of $2,883,543. This increase was primarily due to substantial costs incurred to operate its manufacturing facility at an increased capacity as well as in the third quarter, to prepare to operate at maximum capacity, which costs become disproportionate to net sales until such time as full capacity is achieved. The Company's manufacturing facility is currently operating at approximately 40% of its full capacity. For the nine month period, the Company operated at an average plant capacity of approximately 30%, after taking into account limited production for the first few months of this period. Such limited production resulted, in part, from unanticipated repair and maintenance and a higher than anticipated turn-over rate for factory trained employees, which rate the Company believes is now stabilizing. The Company anticipates that certain fixed costs and expenses (approximating $600,000), such as rent, utilities, insurance and depreciation, will substantially decrease on a per unit basis as production increases, as will the per unit cost of labor. The increased cost of sales was also attributable to the incurrence of certain non-recurring expenses necessary to commence manufacturing operations, including personnel training (approx. $200,000), raw material product testing (approx. $200,000), consulting expenses (approx. $60,000) and electrical repairs (approx. $50,000).

     Gross Profit (Loss). The Company's gross loss for the nine months ended December 31, 1996 was ($1,523,019) as compared to a gross loss of ($19,244) for the nine months ended December 31, 1995, an increase of $1,503,775. This increase was directly caused by the manufacturing and training costs associated with the initial commencement of its own manufacturing of remolded tires as compared to no manufacturing and training costs in the prior period. The Company's direct overhead expenses also increased due to the initial start-up of its manufacturing operations in 1996. The Company's gross loss also increased due to substantially reduced selling prices to a large customer (accounting for approximately $125,000 of Net Sales) to replace third party manufactured unacceptable tires previously delivered to the customer by the Company when the Company was solely a distributor. The Company anticipates an increase in profit margins upon the sale of higher margin light truck tires.

  Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $1,365,421, and interest expense of $17,741 in the nine months ended December 31, 1996 as compared to $1,138,180 of selling, shipping, general and administrative expenses and $403,152 of interest expense and $389,216 of private placement financing costs in the nine months ended December 31, 1995. The increases in selling, shipping, general and administrative expenses were primarily attributable to increased salaries (approx. $300,000). The decrease in interest expense is primarily attributable to interest on long term notes during the nine months ended December 31, 1995 that were paid by the end of fiscal 1996. In addition, private placement costs were incurred during the nine months ended December 31, 1995 (and paid by the end of fiscal 1996) and no such costs were incurred during fiscal 1997.

  Net loss. The Company sustained a net loss of ($2,910,424) in the nine months ended December 31, 1996 as compared to a net loss of ($1,972,023) in the nine months ended December 31, 1995, an increased loss of $938,401. The increase was primarily attributable to the diverting of its resources from the distribution business to the commencement of manufacturing. The net loss was also attributable to the increased rent expense ($163,643 or 198%) at the new manufacturing facility, consulting expenses ($109,778 or 515%), non-recurring initial start-up expenses and marketing and sales expenses, all relating to its manufacturing operations.

  Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995.

  Net Sales.  The  Company's  net sales of $797,013  for the three  months ended
December 31, 1996 represent an increase of $738,611 compared to net sales for the three months ended December 31, 1995. The increase was due to the Company commencing the manufacture of its own tires and curtailing the distribution of tires manufactured by third parties.

  Cost of Sales. The Company's cost of sales for the three months ended December 31, 1996 was $1,432,992 as compared to $85,100, representing an increase of $1,347,892. This increase was primarily due to substantial costs incurred to prepare to operate the facility at maximum capacity, which costs become disproportionate to net sales until such time as full capacity is achieved. The Company's manufacturing facility is currently operating at approximately 40% of its full capacity. The Company anticipates that certain fixed costs and expenses, such as rent, utilities, insurance and depreciation will substantially decrease on a per unit basis as production increases, as will the per unit cost of labor. The increase cost of sales for the quarter ended December 31, 1996 was also attributable to the incurrence of certain non-recurring expenses necessary to commence manufacturing operations, including personnel training (approx. $75,000), raw material product testing (approx. $75,000), consulting expenses (approx. $10,000) and electrical repairs (approx. $25,000).

  Gross Profit (Loss). The Company's gross loss for the three months ended December 31, 1996 was ($635,979) as compared to a gross loss of ($26,698) for the three months ended December 31, 1995, an increase of $609,281. This increase was directly caused by the manufacturing and training costs associated with the initial commencement of its own manufacturing of remolded tires as compared to no manufacturing costs in the prior period. The Company's direct overhead expenses also increased due to the initial start-up of its manufacturing operations. The Company anticipates an increase in profit margins upon the sale of higher margin light truck tires.

  Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $479,183, and interest expense of $5,766 in the three months ended December 31, 1996 as compared to $466,169 of selling, shipping, general and administrative expenses and $213,609 of interest expense and $389,216 in private placement financing costs in the three months ended December 31, 1995. Selling, shipping, general and administrative expense remained basically steady for the periods. The decrease in interest expense is primarily attributable to interest on long term notes during the three months ended December 31, 1995 that were paid by the end of fiscal 1996. In addition, private placement costs were incurred during the three months ended December 31, 1995 (and paid by the end of fiscal 1996) and no such costs were incurred during fiscal 1997.

  Net loss. The Company sustained a net loss of ($1,121,974) in the three months ended December 31, 1996 as compared to a net loss of ($1,107,744) in the three months ended December 31, 1995, an increased loss of $14,230. The increase was primarily attributable to the diverting of its resources from the distribution business to the commencement of manufacturing.

Liquidity and Capital Resources

  The Company used cash in operating activities in the amount of $3,054,692 for the nine months ended December 31, 1996 and $983,299 for the nine months ended December 31, 1995 which was primarily related to the loss from operations. Cash used in investing activities in the amounts of $571,801 and $341,819 for the nine months ended December 31, 1996 and 1995, respectively, was principally for the purchase of machinery and equipment to commence operations of its manufacturing facility. Financing provided to fund operating and investing activities for the nine months ended December 31, 1996 was provided by a bank line of credit of $396,333 and proceeds of $1,558,354 from the sale of stock. Financing used to fund operating and investing activities for the nine months ended December 31, 1995 was received from bridge financing and long term debt in the amounts of $1,000,000 and $225,000, respectively and $5,329,404 from the Company's Initial Public Offering.

  In October, 1996, the Company received gross proceeds of $2,000,000 from the private sale of its common stock. 2,000,000 shares were sold at $1.00 per share to an aggregate of 10 foreign investors. The sales were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. The net proceeds of approximately $1,558,354 received from this sale have been utilized for working capital.

  In June, 1995, the holders of $1,092,929 principal amount of loans, notes and debentures, together with other purchasers of similar notes and debentures, exchanged them, together with accrued and unpaid interest thereon, for an aggregate of 1,202,755 shares of Class A Redeemable Convertible Preferred Stock of the Company. The Company may redeem the Class A Redeemable Convertible Preferred Stock at a redemption price of $1.00 per share on 60 days notice at any time, provided, that prior to January, 1997, the Company may redeem the Class A Redeemable Convertible Preferred Stock only if the Common Stock has closed above $7.50 per share for 20 consecutive trading days, whereupon a holder can either convert the Class A Redeemable Convertible Preferred Stock or receive the redemption price for his Class A Redeemable Convertible Preferred Stock. Pursuant to the terms thereof, the holders of these shares can require the Company to redeem these shares on or after December 18, 1997 at a redemption price of $1.00 per share and, in any event, these shares are redeemable on or after December 18, 1997 at the same redemption price. Accordingly, the Company could be required to pay up to $1,202,775 in cash upon such redemption.

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

  The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities and maintenance, subject to 5% annual increases. Commencing October 1, 1995, so long as the Company is in substantial compliance with its obligations under this Lease, the Company will have an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% at that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. The Company utilizes this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate expansion activities.

Seasonality

  While there is a year round demand for automobile tires, automobile tire sales in the Northeastern United States are generally strongest during the second and third calendar quarters of the year. Seasonality may have an impact on the Company's operations including cash flow, insofar as the Company is required to control inventory levels to reflect projected quarterly sales. However, since the Company anticipates that approximately 50% of its sales will be in the Western United States and other regions where all purpose automobile tires are used year round, it does not believe that seasonality will have a material adverse impact on its operations.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None

       (b)  Reports on Form 8-K

            None

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 18, 1997             ECOTYRE TECHNOLOGIES, INC.
                                     (Registrant)

                                     By:  /s/ Vito F. Alongi
                                          Vito F.  Alongi,
                                          President, Treasurer and Principal
                                          Financial Officer

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 18, 1997             ECOTYRE TECHNOLOGIES, INC.
                                     (Registrant)

                                     By:  __________________________________
                                          Vito F.  Alongi,
                                          President, Treasurer and Principal
                                          Financial Officer