Form 10-K
period 1997-03-31
ECOTYRE TECHNOLOGIES INC
filed 1997-07-15
CIK 946670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-KSB
                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997

                                       or

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. in definitive proxy or information statements incorporated be reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

  Issuer's revenue for its most recent fiscal year; $2,938,565.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 14 1997 based on the average price on that date was $1,939,610. At July 14, 1997, the number of shares outstanding of the issuer's common stock was 879,571.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format  Yes[ ]    No   [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

  EcoTyre Technologies, Inc. (the "Company") is a manufacturer in the United States that recycles used tires by utilizing European remolding technology to manufacture and distribute a comprehensive line of replacement automobile tires. This differs from the traditional retreading process in which new tread is simply placed over the tread portion of a used casing. The Company applies new sidewall and tread rubber to a completely buffed casing and permanently bonds the rubber to the casing from sidewall to sidewall in high temperature vulcanizing presses. The result is a superior quality tire which is virtually "indistinguishable" from a new tire in appearance and performance, but sells for substantially less than leading brands. The remolded tires manufactured by the Company are created by manufacturing a previously used high-quality passenger or light truck casing of a name brand manufacturer.

  The Company commenced limited manufacturing operations in December, 1995. During the fiscal year ending March 31, 1997, the Company's operations reflect the full transition from a distribution company to a manufacturing distributor of remanufactured tires. The operating revenues and customer base increased substantially throughout this first year of manufacturing operations. The following table sets forth the growth experienced for the fiscal year ended March 31, 1997:


                          Customer Base   Sales Dollars
       First Quarter            70        $    218,802
       Second Quarter           75             582,535
       Third Quarter            91             797,013
       Fourth Quarter          110           1,340,215

  The aforementioned growth was accomplished utilizing the Company's initial tire size mix which covers 26 of the approximately 140 tire sizes and variations of the Company's target market group.

  The Company was incorporated under the laws of the State of Delaware on May 20, 1994 as a successor to a predecessor New York corporation formed in April 1993 from which it acquired the assets used in connection with its business in June 1994. The Company's executive offices, manufacturing facility and warehouse are located at 895 Waverly Avenue, Holtsville, New York, and its telephone number is (516) 289-4545.

The Replacement Passenger Tire Industry

  According to published industry reports, approximately 175 million replacement automobile passenger tires were sold during 1996 in the United States for over $7 billion. According to published reports, more than one in two automobiles in use in the United States is six years old or older. On average, automobiles currently in use in the United States are approximately 8 years old and require replacement tires approximately every 35,000 to 40,000 miles or three to four years. The replacement tire market includes new tires, retreads (including remolded tires) and used tires. Replacement tire products are sold primarily through independent dealers and distributors which, based on published industry reports, together accounted for approximately 64% of all replacement tires sold in the United States in recent years.

  Replacement tires are sold in a wide variety of sizes and types to match the varying sizes and styles of automobiles and other vehicles on which they are used. The Company believes, based on published industry data, that there are approximately 140 different sizes or variations of tires in its target marketing group which includes passenger automobiles and light trucks. The Company currently manufactures 26 sizes with its initial equipment mix. The Company has invested in and is awaiting delivery of additional equipment which is intended to expand its production to over 100 sizes and variations of sizes. The added equipment should enable the Company to produce sizes for over 90% of its market group.

Manufacturing Operations

  The Company has operated as a wholesale distributor of remolded automobile tires since its inception in April 1993. In accordance with its business plan, the Company has substantially curtailed distribution operations, concentrating its efforts on its manufacturing operations. In its distribution operations, the Company resold its products primarily to retail tire replacement centers and tire distributors.

  The Company commenced limited manufacturing operations in December 1995 at its 65,000 square foot leased facility in Holtsville, New York. See "Properties". To commence manufacturing, the Company had purchased 20 mold presses, molds, one extruder, one buffing machine and related ancillary equipment. Additional equipment was purchased in 1996 to increase the Company's production capacity and limit down time due to machinery failures and maintenance. The Company ordered new molds from Italy in November 1996 to be utilized in its current presses which should allow the Company to increase its production of popular high performance and light truck tires with higher profit margins, decreasing its production of smaller tire sizes which are sold at lower margins. Some molds have already arrived at the Company's facility and new light truck tire sizes are in production. The remaining molds should arrive in the second calendar quarter of 1997. Also, in March 1997, the Company finalized a business acquisition of certain of the assets of Butler Retreading, Inc., (the "Butler Acquisition") a private 18 year old high performance retreading Company based in Marietta, Georgia. Butler' s equipment is expected to substantially increase the Company's present press capacity and position the Company to increase sales, with intended higher gross profit margins from the new mix of tires it will produce. The business acquisition, which includes Butler's client base, machinery, equipment and inventory, was financed principally by the proceeds of a $1,000,000 loan from PhoenixCor. Inc., a wholly owned subsidiary of Sumitoma Bank.

Sales and Marketing

  The Company sells its products utilizing a direct sales staff and independent distributors. The Company maintains a direct sales staff at its headquarters in Holtsville, New York that call on smaller accounts within the Company's
geographical   vicinity.   The  Company  also   distributes  to  five  wholesale
distributors located in Florida, Indiana, Pennsylvania, Missouri and Ohio. Additionally, the Company exports to Canada, Mexico, Argentina, Brazil, Jamaica, Costa Rica and Guatemala through export companies located in the United States.

  The Company intends to continue marketing its products through appearances at domestic tire and automobile trade shows as well as major international tire trade shows. Additionally, the Company is in the process of developing a print and internet marketing campaign with its goal being to increase its customer base from 110 outlets to 300 outlets covering the entire continental United States and the majority of Central and South American countries by March 31, 1998.

  To this end, the Company further intends to increase its sales to the U.S. Government market. The Company announced on April 29, 1997 that following a comprehensive inspection of its facilities, the U.S. Department of Transportation for District 11, with jurisdiction over the entire New York City metropolitan area, approved the Company's load ratings on all tires manufactured by the Company, which allows the Company to produce and sell tires for public passenger vehicles, including mini-buses, school buses, limousines, taxi cabs and ambulances.

  In addition, on June 3, 1997, the Company announced that it had successfully completed a test program with a New York maintenance facility of the United States Postal Service ("USPS"). The test provided for the USPS to deliver used tire casings from local postal vehicles to the Company for recycling by way of the Company's remolding technology. The Company, in turn, resells the tires back to the USPS at retail prices. The Company recently completed a similar test in the State of Florida and received clearance to begin marketing to post offices in that state through an established distribution network.

Raw Materials

  The primary raw materials used by the Company in its manufacturing operations are used tire casings and rubber. The Company believes that rubber is readily available from numerous sources, though its price may fluctuate based on supply and demand in local and worldwide markets. The Company believes that suitable used tire casings of reusable quality are readily available from a wide variety of sources, including retail replacement tire centers, used tire dealers and other sources. Given the nature of the market for tire casings, the Company believes that it will be necessary to obtain casings from many sources to meet its anticipated needs. While the Company does not anticipate any significant difficulties in obtaining raw materials, in the event that sufficient quantities of suitable used tire casings or other raw materials are not available, or if the price thereof substantially increases, the Company's business operations could be materially adversely affected.

Competition

  The automobile replacement tire industry is highly competitive. There are inherent difficulties for any company seeking to commence operations and market a new product, particularly in a very competitive mature market such as that for replacement automobile tires. The primary competition is from lower-priced, lesser-known associated brands of major manufacturing and private label manufacturer of new tires, both imported and domestic, such as Coronet (Armstrong Tire Company), Summit (General Tire Inc.), Hankock, Hercules (Cooper Tire & Rubber Co.), Ohtsu and others. Many of these competitors have been in existence for many years, maintain extensive manufacturing budgets and have established market shares, wide name recognition, existing franchise, dealer or other distribution networks and greater financial, personnel and administrative resources than the Company and have the capability of value pricing their products to deter or eliminate competition. Assuming the Company does gain a significant market share, there also is no assurance that other United States or foreign tire manufacturers, including those with experience in the foreign tire markets, will not enter the United States market in direct competition with the Company in the United States.

  The Company believes that its primary competitive advantage with respect to new replacement tires is the cost. While the price differential between the Company's products and those of lower end and certain foreign-manufactured replacement tires was less for its last fiscal year than in prior periods, the Company expects that its price advantage is sufficient to continue to attract consumers to its products. Further, the Company believes that it will enjoy a competitive advantage with respect to lower-priced imported new replacement tires, retreaded tires and used tires as a result of its four-year/50,000 mile tread wear limited warranty on its steel belted radial passenger car tires (excluding high performance tires and light truck tires), which the Company believes is superior to warranties typically offered by manufacturers and sellers of such products and exhibits the Company's confidence in the quality of its product.

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

  While the Company believes that its manufacturing operations are not environmentally sensitive and will continue to comply with all applicable environmental laws and regulations, no assurance can be given that compliance with the environmental laws, regulations or other restrictions, including any new laws or regulations, will not impose additional costs on the Company which could adversely affect its financial performance and results of operations.

Product Liability

  The Company's business exposes it to potential liability which is inherent in the production and distribution of automotive equipment. The Company currently maintains $15,000,000 of product liability, general and personal and advertising injury insurance per occurrence and in the aggregate, subject to a $5,000 deductible.

Employees

  As of March 31, 1997, the Company's staff consisted of 67 full-time employees,
including  its  executive  officers,   six  salespersons,   four  administrative
personnel  and  52  manufacturing   personnel.   The  Company's   employees  are
compensated on a salaried or hourly basis, except that certain sales representatives receive commissions on sales they effectuate. Each of the Company's employees is a member of the Financial Consultants Guild of
America,  and is not  represented  by  any  other  labor organization.  The
Company  is  not  aware  of  any   activity   seeking  such organization.
The Company considers its relationships  with its employees to be satisfactory.

Intellectual Property

  The Company utilizes its registered trademarks on the products it manufactures at its manufacturing facility, which trademarks include "TRAXX-PLUS", and the Company may elect to use additional and/or replacement trademarks on its products. The Company currently owns no patents and the technology used to develop the Company's products generally is not proprietary. There can be no assurance that the Company's competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company's products. The Company believes that its products do not infringe on the intellectual property rights of any third party.

ITEM 2.          DESCRIPTION OF PROPERTY

  The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities, maintenance and taxes, subject to a 5% annual increase. As long as the Company is in substantial compliance with its obligations under this lease, the Company has an option to purchase these premises for $2,500,000 through July 31, 2005. If this option has not been exercised by October 2, 1997, the purchase price will increase by 5% on that date and on each anniversary thereof up to and including October 1, 2004. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices.


ITEM 3.          LEGAL PROCEEDINGS

  The Company is unaware of any pending or threatened material legal proceedings involving it or its property.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock and Common Stock Purchase Warrants were listed and commenced trading on the NASDAQ Small Cap market under the symbol ETTI on February 7, 1996. Prior to February 7, 1996, there was no separate public market for the Company's stock or warrants, except for trades as a Unit (consisting of one share of Common Stock and one Warrant) which commenced trading on December 13, 1995 and terminated trading on February 6, 1996. The following table set forth, for the quarters indicated, the quarterly high and low closing bid prices for the Common Stock and Common Stock Purchase Warrants, as reported by NASDAQ. These prices have been retroactively adjusted for a one-for-seven reverse stock split effective June 2, 1997.


                                Common Stock             Warrants
                            High Bid  Low Bid        High Bid  Low Bid
                            --------  -------        --------  -------

Fiscal 1996
  First Quarter            $    *    $    *           $    *    $    *
  Second Quarter                *         *                *         *
  Third Quarter                 *         *                *         *
  Fourth Quarter             47 1/4    33 1/4               21        14

Fiscal 1997
  First Quarter            $ 48 1/8   $32 3/8         $ 25 3/8  $     14
  Second Quarter             42 7/8    20 1/8           15 3/4     6 1/8
  Third Quarter                  28     4 3/8            4 3/8    1 5/16
  Fourth Quarter             5 1/32   2 27/32            1 3/4      7/16

Fiscal 1998
  First Quarter            $  3 1/8  $  1 5/8         $  21/32  $    1/4

_________

  *    Not applicable

  The bid prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. As of July 14, 1997, there were approximately 90 stockholders of record of the Common Stock.

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

  The transfer agent and registrar of the Company's Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996

  Net Sales. The Company's net sales of $2,938,565 for the fiscal year ended March 31, 1997 ("Fiscal 1997") represents an increase of $2,624,541 compared to net sales for the fiscal year ended March 31, 1996 ("Fiscal 1996"). The increase is attributable to the Company operating as a manufacturing facility for the entire 1997 fiscal year. Approximately 46% of the Company's Fiscal 1997 sales were achieved in the last quarter as the Company has steadily increased its manufacturing capacity.

  Cost of Sales. The Company's cost of sales for Fiscal 1997 was $4,335,447 as compared to $925,914 for the comparable prior period, representing an increase of $3,409,533. This increase was due primarily to the increase of purchases of raw material and labor costs as a result of the manufacturing. Certain of the Company's direct labor and overhead expenses increased, such as salaries ($867,577), utilities ($134,240), and depreciation ($162,611) due to the operation of the manufacturing facility for a full year in Fiscal 1997, the completion of the transition to a manufacturing facility and the related hiring of direct labor and personnel needed to run the facility at a higher percentage of capacity.

   Gross Profit (Loss). The Company has a gross loss for Fiscal 1997 ($1,396,882) as compared to a gross loss of ($611,890) for Fiscal 1996, an increased loss of ($784,992). This loss was directly caused by the incurrence of additional costs as a tire manufacturer. The first nine months of Fiscal 1997 was primarily devoted to testing and training of manufacturing personnel with the last quarter of the fiscal year showing a gross profit as the Company completed its manufacturing transition. During the manufacturing transition period, the Company incurred direct labor and overhead expenses without the corresponding benefit of sales. The Company is currently operating at approximately 40% of capacity.

  Operating and Other Expenses. The Company incurred selling and shipping expenses of $745,529, general and administrative expenses of $1,242,416 and interest expense of $79,732 in Fiscal 1997 as compared to $336,956 of selling and shipping expenses, $916,988 of general and administrative expenses and $394,395 of interest expense in Fiscal 1996. The increase in selling and shipping expenses resulted primarily from an increase in salaries to full time salespersons and an increase in marketing expense. The general and administrative expense increase is attributable primarily to increases in occupancy costs, consulting fees paid and salaries of full time office personnel. The decrease in interest expense is attributable to amortization of deferred interest of $283,328 in Fiscal 1996 from the discounting of the notes in the Company's bridge financing. The Company also wrote off the remaining original issue discount of $389,216 during Fiscal 1996 at the time of the initial public offering.

  Net Loss. The Company sustained a net loss of ($3,411,743) in Fiscal 1997 as compared to a net loss of ($2,637,313) in Fiscal 1996, an increased loss of ($774,430). The increased loss relates primarily to the $784,992 increase in the gross loss and the increase in selling, general and administrative expenses of $734,001 offset by a decline in interest expense and write-off of original issue discount of $703,879.

  Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995.

  Net Sales. The Company's net sales of $314,024 for the fiscal year ended March 31, 1996 ("Fiscal 1996") represent a decrease of $967,199 compared to net sales for the fiscal year ended March 31, 1995 ("Fiscal 1995"). The decrease was due to curtailment of its distribution of tires manufactured by third parties and limited manufacturing of its own tires.

  Cost of Sales. The Company's cost of sales for Fiscal 1996 was $925,914 as compared to $1,058,382, representing a decrease of $132,468. This decrease was due primarily to the decrease of purchases and corresponding freight and duty paid as a result of the curtailment of the Company's distribution of third party manufactured tires. Certain fixed overhead, primarily rent, increased by $169,081 due to the Company's relocation to a manufacturing facility from a sales office and distribution warehouse. Certain of the Company's direct
overhead  expenses  also  increased,   such  as  salaries  ($154,013),insurance
($74,992), and depreciation ($34,227) due to the initial commencement of the manufacturing facility.

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

  Net Loss. The Company sustained a net loss of ($2,637,313) in Fiscal 1996 as compared to a net loss of ($833,925) in Fiscal 1995, an increase of $1,803,388. The increase was primarily attributable to the diverting of its resources from the distribution business to the planned commencement of manufacturing and the resultant decrease in sales volume. The net loss was also attributable to fixed expenses such as rent incurred upon relocating to the new manufacturing facility and the amortization and write-off of deferred interest in the discounting of notes.

Liquidity and Capital Resources

  As indicated in the Report of Independent Certified Public Accountants, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) of the Notes to Financial Statements, the Company has sustained losses since inception and requires additional working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The Company used cash in operating activities of $3,864,581 for the year ended March 31, 1997 and $1,709,359 for the year ended March 31, 1996 which was primarily related to the loss from operations. Cash used in investing activities in the amount of $531,359 and $712,049 for the year ended March 31, 1997 and 1996, was principally for the purchase of related machinery and equipment to commence operations of its manufacturing facility. Financing used to fund operating and investing activities in the amount of $1,740,480 and $5,154,974 for the year ended March 31, 1997 and 1996 was derived principally from the Company's private placement (in October 1996) and from its initial public offering (in December 1995), and working capital loans, notes and debentures during Fiscal 1996. In addition, during fiscal 1996, financing was obtained from Bridge Loans and long-term notes in the amount of $1,075,000 which were repaid at the initial public offering.

  In June 1995, the holders of $1,092,929 principal amount of loans, notes and debentures, together with subsequent purchasers of similar notes and debentures, exchanged them, together with accrued and unpaid interest thereon, for an aggregate of 1,202,775 shares of Class A Redeemable Convertible Preferred Stock of the Company. The Company originally could redeem the Class A Redeemable Convertible Preferred Stock at a redemption price of $1.00 per share on 60 days notice at any time; provided, that prior to January 1997, the Company could redeem the Class A Redeemable Convertible Preferred Stock only if the Common
Stock has closed above $7.50 per share for 20 consecutive trading days, whereupon the holder could either convert the Class A Redeemable Convertible Preferred Stock or receive the redemption price for his Class A Redeemable Convertible Preferred Stock. Subsequent to March 31, 1997, the redemption provision of the Preferred Stock was eliminated. These shares can be converted to Common Stock at a rate of one share of Common Stock for one share of Class A Convertible Preferred Stock (See Financial Statement Footnote 16).

  The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities, maintenance and taxes, subject to 5% annual increases. As long as the Company is in substantial compliance with its obligations under this lease, the Company has an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% on that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummates the purchase price within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. This option may be exercised at any time up to July 31, 2005. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate its planned expansion. As of March 31, 1997, the Company has no significant commitments for additional capital expenditures.

   At March 31, 1997, the Company had cash and cash equivalents of $127,392 compared to $2,782,952 at March 31, 1996. The Company's working capital at March 31, 1997 was $333,497 compared to $2,391,664 at March 31, 1996. Subsequent to
March 31, 1997, the Company received approximately $400,000 from the issuance of approximately 400,000 shares of Class B Preferred Stock and approximately $250,000 from the private placement of common stock (see Note 16 of Notes to Financial Statements). Although the Company has expanded its production capacity in order to meet its increasing sales demand, no assurance can be given that the Company will be successful in generating sufficient cash flows from its operations to meet its obligations. The Company is also attempting to generate additional working capital through sales of common stock. If the Company is unsuccessful in achieving positive cash flows from its operations or generating additional working capital through sales of stock, the Company's business may be materially and adversely affected.

Seasonality

  While there is a year-round demand for automobile tires, automobile tire sales in the Northeastern United States are generally strongest during the second and third calendar quarters of the year. Seasonality may have an impact on the Company's operations including cash flow, insofar as the Company is required to control inventory levels to reflect projected quarterly sales. However, since the Company anticipates that approximately 50% of its sales will be in the mid Western United States and other regions where all purpose automobile tires are used year round, it does not believe that seasonality will have a material adverse impact on its operations.

ITEM 7.          FINANCIAL STATEMENTS

  The following selected financial data has been derived from the audited financial statements of EcoTyre Technologies, Inc. and should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-KSB.

                                     Fiscal Year Ended March 31,
                                         1996           1997
                                         ----           ----
Statement of Operations Data:

Net sales                            $   314,024     $  2,938,565
Net loss                              (2,637,313)      (3,411,743)
Primary loss per common share             (10.24)(2)        (5.98)(2)
Weighted average number
    of common shares (1)                 272,196          602,367



Balance Sheet Data:

                                               March 31, 1997
                                               --------------
Working capital                                 $   333,497
Total assets                                      4,815,744
Total long term debt, net of current portion (3)  1,016,700
Class A Redeemable Convertible Preferred Stock    1,193,090
Stockholders' equity                                746,445

(1) Adjusted to give effect to a 1-for-7 reverse stock split effective on June 2, 1997. Does not give effect to (a) the exercise of outstanding options and warrants, (b) the conversion of Class A Redeemable Convertible Preferred Stock or (c) the exercise of the Class B Warrants issuable upon the conversion of the Class A Redeemable Convertible Preferred Stock.

(2) For purposes of calculating primary loss per common share for the year ended March 31, 1997 and 1996 preferred stock dividends of $188,185 and $149,070, respectively, have increased the net loss from operations to arrive at net loss attributable to common shareholders of ($3,599,928) and ($2,786,383).

(3) Includes long-term portion of term notes, machinery loan and capital lease obligations.

  The financial statements listed in Item 7 are included in this Report beginning on Page F-1.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURES

       None

                                    PART III


*ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The Company's directors and executive officers as of June 30, 1997 were as follows:

  Name                       Age       Position
  ----                       ---       --------

  Marc de Logeres (2)(4)      71        Co-Chairman of the Board

  Maxwell G. Parsons (3)(5)   67        Co-Chairman of the Board

  Vito F. Alongi (1)          42        President, Principal Executive
                                        Financial and Accounting Officer,
                                        Treasurer and Director

  Robert E. Munyer, Jr.(2)(5) 54        Vice President - Manufacturing,
                                        Secretary and Director

  John W. King (1)            63        Vice President and Director

  Theresa Mari, Esq. (3)(4)   33        Director

  Arthur Rosenberg, Esq. (3)  58        Director

(1) Member of Class I, to serve until the 1997 Annual Meeting of Stockholders.
(2) Member of Class II, to serve until the 1998 Annual Meeting of Stockholders.
(3) Member of Class III, to serve until the 1999 Annual Meeting of Stockholders.
(4) Member of Audit Committee
(5) Member of Compensation Committee

  Marc de Logeres has been Co-Chairman of the Board of Directors of the Company since November 1995 and a consultant to the Company since June 1995. From 1970 through 1995, Mr. de Logeres was Chairman of the Board of Michelin Tyres plc, the United Kingdom subsidiary of the Michelin Group, and from 1962 to 1992 was chief executive officer, president and later chairman of Michelin Tire Company in the United States and Michelin Tire Company Ltd., in Canada. Mr. de Logeres is a director of Cobra Industries, Inc., a director of France Growth Fund, a $100,000,000 closed-end mutual fund and is also a retired director of Nova Scotia Power, Inc., a $650,000,000 per year electricity supplier.

  Maxwell G. Parsons was Chairman of the Board of the Company from February 1995 until November 1995 and has been Co-Chairman of the Board since that time. From 1996 to the present, Mr. Parsons has been the president of M.G. Enterprises, Inc., a consulting firm. From 1982 through 1986, Mr. Parsons was president of K-Mart Enterprises, Inc. and was responsible for managing the automotive and sporting goods department of K-Mart stores nationwide, with approximately $1 billion of automotive sales annually, including over $100 million of automobile tires. From 1975 through 1980, Mr. Parsons was the consulting managing director of K-Mart Australia, Inc. and a director of G.J. Coles, a part owner of K-mart Australia, Inc.

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

  Robert E. Munyer, Jr. has been Vice President of Manufacturing and Secretary of the Company and its predecessor from April 1993. From 1986 until 1992, Mr. Munyer was employed by Raytheon Corporation in its Electromagnetic Systems Division holding the positions of Plant Manager and Director of Material Procurement. From 1975 to 1986, he was employed in various management positions by Fairchild Republic Company.

  John W. King has been Vice President - Sales for the Company since November 1994, acted as a consultant to the Company's business since September 1991 and has been a director of the Company since May 1995. From 1990 through 1991, Mr. King was the managing director of B.T.S. Monarch Tires, plc., a leading United Kingdom-based manufacturer and distributor of remolded automobile tire products which was placed in receivership in 1991. From 1978 through 1995, Mr. King has been President of W.B. McVicker Company, a specialty chemical company. For more than 18 years prior thereto, he was employed by Goodyear International, holding several senior management positions including Director of Marketing for Europe.

  Theresa Mari, Esq. has been a director of the Company since May 1994. Ms. Mari is an attorney admitted to practice in the States of New York and Connecticut and is currently a solo practicing attorney. Prior thereto, Ms. Mari was an attorney with the firm of Jaeger, Mari & Block from 1992 through December 1995 and as a solo practitioner from 1989 through 1992.

  Arthur Rosenberg, Esq. has been a director of the Company since March 1996. Mr. Rosenberg has been the Vice President of Acquisitions for The Associated Companies, a real estate developer, in Bethesda, Maryland since June 1987. Mr. Rosenberg is an attorney admitted to practice in the State of New York and has practiced law for over 30 years.

  In addition to the foregoing executive officers and directors, the Company has also retained the services of Louis Crispino who is expected to make significant contributions to its business. Mr. Crispino has been Sales Manager of the Company or its predecessor since April 1993. From 1983 to 1992, Mr. Crispino was employed by Raytheon Corporation in its Electromagnetic Systems Division, holding the positions of Financial Manager of Quality Assurance and Financial Control Manager. From 1987 to 1991, Mr. Crispino also owned and operated two retail automobile tire outlets on Long Island.

  Directors, with the exception of Mr. Rosenberg, receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Each director attended or participated in at least 75% of the meetings of the Board of Directors in fiscal 1997.

Compliance with Section 16(a) of the Securities Exchange Act

  Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by the SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transaction during fiscal 1995, except that Maxwell G. Parsons filed one report on Form 4 relating to a purchase of the Company's securities several weeks late.

ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the cash and other compensation paid in fiscal 1997, 1996 and 1995 to the Company's executive officers.

                                                                            Long Term
                                Annual Compensation                         Compensation
                                -------------------                         ------------
                                                                       Securities
Name and                                             Other Annual      Underlying    All Other
Principal Position         Year    Salary    Bonus   Compensation (1)  Options       Compensations

Vito Alongi                1997   $ 94,723      -          -             32,143           -
President                  1996   $100,103      -          -               -              -
(Chief Executive Officer)  1995   $ 69,252      -          -              7,143           -
_________

(1) The value of all perquisites provided to the Company's officers did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

Option/SAR Grants in Last Fiscal Year

  The following table sets forth all stock option grants to the executive officers named in the Executive Compensation table during the last fiscal year.


                                          Individual Grants
                                          -----------------
  (a)                    (b)            (c)              (d)               (e)
                      Number of      % of Total
                      Securities     Option/SARS
                      Underlying     Granted to
                      Options/SARS   Employees in   Exercise or Base    Expiration
Name                  Granted (#)    Fiscal Year    Price ($/Sh)        Date
----                  -------------  -------------  -----------------   -----------

Vito F. Alongi
President                 28,571        34-3/4%          $4.41          Feb. 2007
(Chief Executive Officer)  3,571         4-1/3%          $5.25          Feb. 2007


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

  Each of the above-described agreements contains restrictions on the employee engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's proprietary rights and information. Each agreement also provides for the payment of three times the employee's previous year's total compensation, less $1.00, upon the termination of his employment in the event of a change in control of the Company which adversely affects his working conditions. For those purposes, a change in control is defined to mean (a) a person (as such term in defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) other than a current director or officer of the Company becoming the beneficial owner, directly or indirectly, of 30% of the voting power of the Company's outstanding securities or (b) the members of the Board of Directors at the beginning of any two-year period ceasing to constitute at least a majority of the Board of Directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period.

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

  The Company has entered into a consulting agreement with Maxwell Parsons. Under this agreement, the Consultant has agreed to provide business operations and management consulting services to the Company and to act as the Company's Co-Chairman of the Board, and as compensation therefore will receive $3,500 a month. Additionally, on June 13, 1997, the Company issued to Mr. Parsons 3,571 shares of common stock of the Company at a price of $.001 (par value) per share. Mr. Parsons is considered an independent contractor and not an employee of the Company. The Company may terminate the services of Mr. Parsons under this consulting agreement if he cannot adequately perform his duties thereunder because of mental or physical disability, death of for "Just Cause" (as defined). The above-described agreement expires in July 1998 and contains restrictions on Mr. Parsons from engaging in competition with the Company for the term thereof and for one year thereafter and provisions protecting the Company's trade secrets and proprietary rights and information.

1995 Long Term Incentive Plan

  In June 1995, the Company adopted The EcoTyre Technologies, Inc. 1995 Long Term Incentive Plan (the "1995 Incentive Plan") in order to motivate qualified employees, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders.

  The 1995 Incentive Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options", restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

  The 1995 Incentive Plan, which will be administered by the Long Term Incentive Plan Administrative Committee of the Board of Directors, authorizes the issuance of a maximum of 350,000 shares of Common Stock which may be either newly issued shares, treasury shares, acquired shares, shares purchased in the open market or any combination thereof. If any award under the 1995 Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. To date, the Company has granted an aggregate of 27,142 options to purchase shares of Common Stock under the 1995
Incentive Plan, of which 7,143 options have been granted to each of Vito F. Alongi and Theresa Mari, 3,571 options have been granted to John W. King, and 3,571 options have been granted to Marc de Logeres.

1997 Long Term Incentive Plan

  In February 1997, the Company adopted the EcoTyre Technologies, Inc. 1997 Long Term Incentive Plan (the "1997 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders.

  The 1997 Incentive Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options", restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

   The 1997 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, authorizes the issuance of a maximum of 1,700,000 shares of Common Stock which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. If any award under the 1997 Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. To date, the Company has granted an aggregate of 92,857 non-qualified stock options to purchase shares of Common Stock under the 1997 Incentive Plan, of which 28,571 options have been granted to Vito F. Alongi and 17,857 options have been granted to Theresa Mari at an exercise price of $4.41 per share and 35,714 options were granted to members of the Board of Directors at an exercise price of $5.25 per share.

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

  Such indemnification provisions are intended to increase the protection provided directors and, thus, increase the Company's ability to attract and retain qualified persons to serve as directors. The Company currently maintains a liability insurance policy for the benefit of its directors.

ITEM 11.         SECURITY OWNERSHIP

  The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of June 15,1997 after giving effect to the Company's one-for-seven reverse stock split, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                     Amount and Nature
Name and Address of                  of Shares                  Percentage
Beneficial Owner                     Beneficially Owned         Ownership
---------------------                -------------------        ------------

Steven A. Cantor                      113,143 (3)                   13.0%
Vito F. Alongi (1)                     27,143 (4)                   3.1%
John W. King (1)                       17,679 (5)                   2.0%
Robert E. Munyer, Jr. (1)              10,000 (6)                   1.1%
Theresa Mari (1)                       14,207 (7)                   1.6%
Maxwell G. Parsons (2)                  5,714 (8)                    *
Arthur Rosenberg                            0 (9)                    *
Marc de Logeres                             0 (10)                   *
All officers and directors as
 a group (8 persons)                   77,600                       8.7%


* Less than 1%
(1) The address for each of these persons is 895 Waverly Avenue, Holtsville, New York 11742.
(2)  The address for this person is 5535 N.E. 4th Avenue, Ocala, Florida  34479.
(3) Includes an aggregate of 40,714 shares of Common Stock owned by Annette Cantor, Mr. Cantor's mother, and Cindy Birmingham, Mr. Cantor's sister, as to which Mr. Cantor disclaims beneficial ownership.
(4)  Includes options to purchase  7,143  shares of Common  Stock at an exercise price of $8.75 per share granted pursuant to the Company's 1995 Long Term Incentive Plan, which are exercisable within 60 days of the Record Date. Does not include options to purchase 3,571 shares of Common Stock at an exercise price of $5.25 per share which have been granted pursuant to the Company's 1997 Long Term Incentive Plan and options to purchase 28,571 shares of Common Stock at an exercise price of $4.41 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days of the Record Date and five year warrants to purchase 71,429 shares of Common Stock at $7.00 per share which are not exercisable within 60 days of the Record Date.
(5) Includes options to purchase 3,571 shares of Common Stock at an exercise price of $8.75 per share granted pursuant to the Company's 1995 Long Term Incentive Plan, which are exercisable within 60 days of the Record Date. Does not include options to purchase 3,571 shares of Common Stock at an exercise price of $5.25 per share under the Company's 1997
     Long Term Incentive Plan which are not exercisable within 60 days of the Record Date and five year warrants to purchase 14,286 shares of Common Stock at an exercise price of $7.00 per share which are not exercisable within 60 days of the Record Date.
(6) Does not include an option to purchase 3,571 shares of Common Stock at an exercise price of $5.25 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days of the Record Date and five year warrants to purchase 3,571 shares of Common Stock at $7.00 per share which are not exercisable within 60 days of the Record Date.
(7) Includes options to purchase 7,143 shares of Common Stock at an exercise price of $8.75 per share granted pursuant to the Company's 1995 Long Term Incentive Plan, which are exercisable within 60 days of the Record Date. Includes 214 shares of Common Stock owned by Ms. Mari's husband. Does not include options to purchase 3,571 shares of Common Stock at an exercise price of $5.25 per share and options to purchase 17,857 shares of Common Stock at an exercise price of $4.41 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days after the Record Date and five year warrants to purchase 21,429 shares of Common Stock at $7.00 per share which are not exercisable within 60 days of the Record Date.

(8) Does not include options to purchase 3,571 shares of Common Stock at an exercise price of $5.25 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days of the Record Date.
(9) Does not include options to purchase 10,714 shares of Common Stock at an exercise price of $5.25 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days of the Record Date.
(10) Does not include options to purchase 7,143 shares of Common Stock at an exercise price of $5.25 per share granted pursuant to the Company's 1997 Long Term Incentive Plan which are not exercisable within 60 days of the Record Date.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On October 24, 1994, Mr. Vito Alongi, the Company's President, borrowed $25,000 from the Company. This loan is represented by an unsecured promissory note due October 21, 1999 bearing interest at 7% per annum, with interest payable annually. The note may be prepaid at any time without penalty.

  In June 1995, Steven Cantor pledged 7,143 post-split shares of Common Stock to secure the obligations of the Company to ProTect Business Management Corp. relating to the letter of credit facility to the Company by The Bank of New York. This pledge replaced a pledge of the Common Stock by all of the Company's officers and directors. The letter of credit was to secure purchases by the Company from a foreign supplier of up to $150,000 and expired in September 1995, at which time the pledge agreement was terminated and Mr. Cantor's shares were released. In November 1995 Steven Cantor loaned $100,000 to the Company as part of interim financing pending completion of the Company's initial public offering. The loan, which provided for interest at the annual rate of 14% payable quarterly, was paid in December 1995.

   In March 1997, the Company issued to Steven Cantor 81,000 post-split shares of Common Stock. The consideration for this issuance was the prepayment of the remaining consulting fees due under Mr. Cantor's four year Consulting Agreement which commenced in July 1996. In conjunction with this transaction, the Company canceled 18,571 post-split options exercisable at $8.75 previously issued to Mr. Cantor under the 1995 Long Term Incentive Plan as well as 2,857 post-split shares of Common Stock which he owned.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1)(2)        Financial Statements and Schedules

       See index to financial statements on page F-2 at beginning of attached financial statements.

(a)         Exhibits

  3.1   Amended and Restated  Certificate of Incorporation of the Registrant.*
  3.2   Bylaws of the Registrant.* 4.1 Specimen of Common Stock Certificate.*
  4.2   Form of  Warrant  Agreement   (including   Warrant   Certificate).*
  4.3 Form of Underwriter's Purchase Option.* 4.4 Form of Class A Redeemable Preferred Stock Certificate.*
  10.1  Lease Agreement dated February 1995 between the Registrant and
        Air  Realty  Associates.*  10.2  1995  Long  Term  Incentive  Plan.*
  10.3 Employment Agreement dated July 11, 1995 between the Registrant and Vito F. Alongi.*
  10.4 Employment Agreement dated July 11, 1995 between the Registrant and John W. King. *
  10.5  Employment  Agreement dated June 30, 1995 between the
        Registrant and Patrick Tracey.* 10.6 Consulting Agreement dated July 11, 1995 between the Registrant and Marc de Logeres.*
  10.7 Consulting Agreement dated June 1, 1995 between the Registrant and Saycar Tire & Rubber.*
  10.8 Consulting Agreement dated July 7, 1995 between the Registrant and Maxwell G. Parsons.*
  10.9 Consulting Agreement dated July 7, 1995 between the Registrant and Steven A. Cantor.*
 10.10  Form of Consulting  Agreement  between the Registrant and LT
        Lawrence & Co.,  Inc.*

 10.11  Form of Bridge  Note.*
 10.12  Form of Bridge Unit Subscription  Agreement.*
 10.13  Exchange Offer dated June 23, 1995,  including Form of Exchange
        Agreement.*
 10.14 Form of Indemnification Agreement between the Company and its officers and directors.*
 10.15  Agreement dated April 1, 1994 between the  Registrant  and Martino
        Tire  Company,  as amended.*
 10.16  Acquisition Agreement dated March 21, 1997 with Butler Retreading, Inc.*
 10.17  PhoenixCor., Inc. Loan Agreement dated February 24, 1997.*
 10.18 Loan and Security Agreement dated May 24, 1995 between the Registrant and Greyrock Capital Corporation*
 10.19  Consent of BDO Seidman, LLP.

*Incorporated by reference to Registration Statement on Form SB-2 No. 33-96482.

  (b)  Reports on Form 8-K.
       None

     The following undertakings are incorporated into the Company's Registration Statement on Form S-8 (Registration No. 333-6365).

       (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement.

            (i) To include any prospectus required Section 10(a)(3) of the Securities Act of 1933;

            (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or for most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;

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

  (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of
1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offer therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of 15(d) of the Securities Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July, 1997.

                                     ECOTYRE TECHNOLOGIES, INC.

                                     By:  /s/ Vito F. Alongi
                                     Vito F. Alongi
                                     President, Treasurer (Principal Executive,
                                     Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 14, 1997 by the following persons in the capacities indicated:

  Signature                          Title
  ---------                          ------


/s/ Marc deLogeres
Marc de Logeres                   Co-Chairman of the Board

/s/ Maxwell G. Parsons
Maxwell G. Parsons                Co-Chairman of the Board

/s/ Vito F. Alongi
Vito F. Alongi                    President, Treasurer and Director (Principal
                                  Executive, Financial and Accounting
                                  Officer)

/s/ Robert E. Munyer, Jr.
Robert E. Munyer, Jr.             Vice President, Secretary and Director

/s/ John W. King
John W. King                      Vice President and Director

/s Theresa Mari
Theresa Mari                      Director

/s/ Arthur Rosenberg
Arthur Rosenberg                  Director

                           ECOTYRE TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS
                               FORM 10-KSB ITEM 7

                       YEARS ENDED MARCH 31, 1997 AND 1996

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                                  Page No.

Report of independent certified public accountants                  F-3

Financial statements:

     Balance sheets                                                 F-4

     Statements of operations                                       F-5

     Statements of stockholders' equity                             F-6

     Statements of cash flows                                       F-7

Notes to financial statements                                       F-8 - F-26

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
     EcoTyre Technologies, Inc.

We have audited the accompanying balance sheets of EcoTyre Technologies, Inc. as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoTyre Technologies, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company's losses since inception combined with the need to obtain additional working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ BDO Seidman, LLP
                                        BDO Seidman, LLP

Mitchel Field, New York

July 10, 1997

                           ECOTYRE TECHNOLOGIES, INC.

BALANCE SHEETS
                                                                        March 31,
                                                                1997              1996
                                                                ----              ----
ASSETS
Current:
     Cash and cash equivalents (Note 1)                     $  127,392        $ 2,782,952
     Account receivable, less allowance for possible
          losses of $17,000 and $11,000 (Notes 1 and 11)       958,798             65,174
     Inventories (Notes 1, 3 and 10)                           431,561            340,449
     Prepaid expenses (Notes 9 and 12)                         241,087             57,870
     Other current assets                                      120,999            102,936
                                                               -------            -------
          Total current assets                               1,879,837          3,349,381

Property and equipment, less accumulated depreciation        2,295,089          1,258,008
     (Notes 1, 4, 8 and 10)
Security deposits                                             244,815             60,193
Other assets (Notes 1, 2, 9 and 12)                           396,003             37,278
                                                               -------             ------
                                                           $ 4,815,744        $ 4,704,860
                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Notes payable - bank (Note 5)                         $     -            $   200,000
     Current maturities of long-term debt (Note 6)             115,000            150,000
     Accounts payable                                        1,003,386            221,211
     Accrued expenses (Note 7)                                 149,687            279,735
     Preferred stock dividends payable                         120,277               -
     Current maturities of capitalized leases (Notes 1 and 8)    7,979              8,433
     Current maturities of machinery loan (Notes 1, 4 and 10)  150,011             98,338
                                                               -------             ------
          Total current liabilities                          1,546,340            957,717

Long-term debt, less current maturities (Notes 1 and 6)        150,000             75,000
Capitalized leases, less current maturities (Notes 1 and 8)     16,711             24,562
Machinery loan, less current maturities (Notes 1, 4 and 10)    849,989            122,220
Deferred rent credits (Note 12)                                313,169            272,160
                                                               -------            -------
          Total liabilities                                  2,876,209          1,451,659
                                                             ---------          ---------

Class A Redeemable  Convertible  Preferred Stock,
  2,000,000  shares  authorized;
  issued and outstanding - 1,202,775
  (redemption amount of $1,202,775) (Notes 1, 6 and 16)      1,193,090          1,125,182
                                                             ---------          ---------
Commitments (Note 12)
Stockholders' equity (Notes 1, 6, 9, 13 and 16):
  Preferred stock, $.001 par value, 2,000,000 shares
     authorized; none issued                                      -                    -
  Common stock, $.001 par value, 20,000,000 shares
     authorized; issued and outstanding - 908,143
     and 445,000                                                  908                 445
     Paid-in capital                                        7,852,407           5,822,701
     Deficit                                               (7,106,870)         (3,695,127)
                                                           ----------          ----------
          Total stockholders' equity                          746,445           2,128,019
                                                              -------          ---------
                                                          $ 4,815,744         $ 4,704,860
                                                          ===========         ===========

                 See accompanying notes to financial statements


                           ECOTYRE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                         Year Ended
                                                          March 31,
                                                1997                1996
                                                ----                ----

Net sales (Notes 1 and 11)                  $ 2,938,565         $  314,024

Cost of sales                                 4,335,447            925,914
                                              ---------            -------

     Gross loss                              (1,396,882)          (611,890)
                                             ----------           --------

Operating and other expenses:
     Selling and shipping                       745,529            336,956
     General and administrative               1,242,416            916,988
     Interest  (including amortization
        of original issue discount of
        $0 and $283,328 and net of
        interest income of $57,652 and
        $29,503) (Note 6)                        22,080            364,892

     Write-off of original issue discount
        (Note 6)                                   -               389,216
                                                --------           -------


     Total operating and other expenses       2,010,025          2,008,052
                                              ---------          ---------

Loss before taxes                            (3,406,907)        (2,619,942)

Provision for taxes (Notes 1 and 14)              4,836             17,371
                                                  -----             ------

Net loss                                    $(3,411,743)       $(2,637,313)
                                            ===========        ===========

Preferred stock dividends (Note 6)          $   188,185        $   149,070
                                            ===========        ===========

Net loss attributable to common
  stockholders                              $(3,599,928)       $(2,786,383)
                                            ===========        ===========

Net loss per share (Note 1)                 $     (5.98)       $    (10.24)
                         =                  ===========        ===========

Weighted average number of shares of
    common stock outstanding                  602,367            272,196
                                              =======            =======

                       See accompanying notes to financial statements.

                                       F-5

                           ECOTYRE TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Common Stock
                                   $.001 par value
                                Number                   Paid-In
                                of shares     Amount     Capital      Deficit        Total
                                -----------   ------     ---------    ---------      -----
Balance, March 31, 1995          167,857     $  168     $ 250,804   $(1,057,814)  $ (806,842)
Issuance of promissory
   notes and shares (Note 6)       7,143          7      149,993          -          150,000
Issuance of promissory
   notes and shares (Note 6)      23,571         24      494,976          -          495,000
Adjustment to reflect
   deferred placement costs of
   promissory notes (Note 6)         -           -      (192,060)         -         (192,060)
Issuance of common stock in
    connection with initial
    public offering              246,429        246    5,268,058          -        5,268,304
Preferred stock dividends
      (Note 6)                       -           -     (149,070)          -         (149,070)
Net loss                             -           -         -         (2,637,313)  (2,637,313)
                                 ---------    ------   -----------   ----------   ----------

Balance, March 31, 1996          445,000        445   5,822,701      (3,695,127)   2,128,019
Issuance of common stock for
     professional and consulting
     fees (Note 9)               134,572        135     470,865           -          471,000
Issuance of common stock in
     connection with business
     acquisition (Note 2)         42,857         42     188,958           -          189,000
Issuance of common stock
    in connection with
    private placement
    (Note 13)                    285,714        286   1,558,068           -        1,558,354
Preferred stock dividends
    (Note 6)                        -            -     (188,185)          -         (188,185)
Net loss                            -            -         -         (3,411,743)  (3,411,743)
                                 ---------    -------  -----------   -----------  ----------

Balance, March 31, 1997          908,143     $  908  $7,852,407     $(7,106,870)  $  746,445
                                 =======     ======  ==========      ==========   ==========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                (NOTES 1 and 15)

                                                          Year ended March 31,
                                                           1997           1996
                                                           ----           ----
Cash flows from operating activities:
     Net loss                                          $(3,411,743)    $(2,637,313)
     Adjustments to reconcile net loss to net cash
            used in operating activities:
          Depreciation and amortization                    220,353          46,852
          Deferred rent                                     41,009         189,450
          Amortization and write-off of original issue
               discount                                        -           672,544
          Provision for possible losses on account
               receivable                                    6,000          11,000
          Non-cash professional and consulting fees        131,281            -
          Changes in other assets and liabilities, net
               of effects of acquisition of Butler
               Retreading, Inc.:
               Accounts receivable                        (899,624)        156,727
               Inventories                                  59,388        (214,458)
               Other assets                               (226,408)       (147,530)
               Accounts payable                            782,175          82,382
               Accrued expenses                           (130,048)        130,987
                                                          --------         -------
Net cash used in operating activities                   (3,427,617)     (1,709,359)
                                                        ----------      ----------

Cash flows from investing activities:
     Capital expenditures - net                           (607,434)       (712,049)
     Payment for assets acquired from Butler
        Retreading, Inc. (Note 2)                         (750,000)           -
                                                          --------         --------
Net cash used in investing activities                   (1,357,434)       (712,049)

Cash flows from financing activities:
     Proceeds from working capital loans                      -            100,000
     Repayment of working capital loans                       -           (225,000)
     Proceeds from bank note payable                        196,333        200,000
     Repayment of bank note payable                        (396,333)          -
     Proceeds from long term notes and warrants               -            225,000
     Net proceeds from bridge financing                       -            807,940
     Repayment of bridge financing                            -         (1,075,000)
     Proceeds from machinery loan                         1,000,000           -
     Repayment of machinery loan                           (220,558)       (79,442)
     Repayment of capitalized lease obligations              (8,305)        (6,688)
     Issuance of common stock                              1,558,354     5,268,304
     Dividends paid on preferred stock                        -            (60,140)
                                                           ---------       -------
Net cash provided by financing activities                  2,129,491     5,154,974
                                                           ---------     ---------
Net increase (decrease) in cash and cash equivalents      (2,655,560)    2,733,566
Cash and cash equivalents, beginning of year               2,782,952        49,386
                                                           ---------        ------
Cash and cash equivalents, end of year                    $  127,392   $ 2,782,952
                                                          ==========   ===========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Accounting Policies

     (a)  Business

     EcoTyre Technologies, Inc. (the "Company") was engaged in the importation, marketing and wholesale distribution of remanufactured/remolded automobile tires for sale in the United States passenger tire replacement market. During the 1996 fiscal year, the Company began preparing its operations for the domestic manufacturing and distribution of its remanufactured/remolded automobile tires. Domestic manufacturing of remanufactured/remolded tires commenced during Fiscal 1997. The Company's customers are primarily independent tire distributors and retail tire replacement centers.

     (b)  Basis of presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's losses since inception combined with the need to generate additional working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

     During 1997, the Company commenced manufacturing the tires it distributes. However, by the end of Fiscal 1997, such manufacturing approximated 40% at capacity which, in turn, limited the Company's ability to increase its sales levels. Accordingly, the Company's profitability and cash flows have been adversely affected. Management's plans for Fiscal 1998 include expanding production, in part, through the business acquired in March 1997 (See Note 2) which will enable the Company to increase its sales levels. Management's plans also include raising additional working capital to fund the planned expansion of operations through additional sales of stock. As described in Note 16, the Company raised approximately $400,000 from the sale of Class B Convertible Preferred Stock and approximately $250,000 from a private placement of stock in April 1997. However, the Company requires additional working capital and there are no assurances that the Company will be successful in generating  additional  working  capital
     through the sale  of  stock or  generating   positive  cash  flow  from
     its expanded operations. If the Company is unable to generate additional working capital, the Company's business could be materially and adversely affected.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

  (c)  Use of estimates

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

  (d)  Concentration of credit risk

     Financial   instruments   which   potentially   subject   the   Company  to
     concentration  of  credit  risk  consist   principally  of  cash  and  cash
     equivalents and accounts receivable.

     The Company maintains its cash and cash equivalents in bank deposit accounts and short-term bank certificates of deposit which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     The Company attempts to minimize credit risk with respect to accounts receivable by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly (See Note
     11). The Company establishes an allowance for possible losses on accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  (e)  Inventories

     Inventories, which consist of raw materials, remanufactured tires and purchased remanufactured tires, are valued at the lower of cost or market. Cost is determined using the first-in, first-out method.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


  (f)  Property, equipment and depreciation

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

          Furniture                       5 - 7 years
          Machinery and equipment         7 - 10 years
          Motor vehicles                  5 years
          Leasehold improvements          Lesser of 10 years or remaining lease
                                          term

  (g)  Customer list

     Amortization of the customer list is computed using the straight-line method over the estimated useful life of seven years. (See Note 2).

  (h)  Fair value of financial instruments

     The carrying value of long-term debt, loans and capitalized leases, including the current portion, approximates fair value as of March 31, 1997, based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities.

  (i)  Revenue recognition

     Sales are recognized upon shipment of products. A provision for warranty costs, net of anticipated recovery from suppliers, is accrued at the time of sale.

  (j)  Income taxes

     The Company follows the liability method of accounting for income taxes, as prescribed by Statement No. 109 of the Financial Accounting Standards Board (FAS 109).

     Under FAS 109, deferred income taxes are recorded to reflect the temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

  (k)  Net loss per share

     Net loss per share is based on the weighted average number of shares of common stock during each period. Common stock equivalents and other potentially dilutive securities are anti-dilutive. Net loss has been adjusted for accretion of and preferred dividends. All share and per share information has been restated to give effect to the one-for-seven reverse stock split effective June 2, 1997 (See Note 16).

  (l)  Cash flows

     For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

  (m)  Accounting for stock-based compensation

     In Fiscal 1997, the Company adopted the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro-forma net income and earnings per share, if material, as if such method has been used to account for stock-based compensation cost as described in the Statement.

  (n) Accounting for the impairment of long-lived assets

     In Fiscal 1997, the Company adopted the Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The effect of adopting this standard was insignificant.

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, based on a comparison to undiscounted future operating cash flows.

  (o)  Prospective accounting changes

     On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This pronouncement provides for the calculation of Basic and Diluted earnings per share which is different from the current calculation of Primary and Fully Diluted earnings per share in accordance with APB 15. The effect of adopting this new standard is not expected to be material.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


  (p)  Reclassifications

     Certain reclassifications have been made to conform prior years' financial statements to the fiscal 1997 presentation.

Note 2.     Acquisition

     On March 21, 1997, the Company acquired certain assets of Butler Retreading, Inc. The aggregate purchase price was approximately $939,000 consisting of $750,000 in cash provided by long term financing (Note 10) and 42,857 newly-issued shares of common stock of the Company valued at $189,000, or $4.41 per share, the quoted market price of the Company's shares as of March 21, 1997. The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair values of each asset as follows:

       Inventory                                   $ 150,500
       Machinery and equipment                       650,000
       Customer list (included in other assets)      125,000
       Other                                          13,500
                                                   ---------
                                                   $ 939,000
                                                   =========

     An unaudited pro-forma condensed combined statement of operations giving effect to this acquisition as if it had occurred at the beginning of fiscal 1996 has not been presented because the acquisition was not material to the Company's assets or historical operations.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Note 3.     Inventories

       Inventories at March 31, 1997 and 1996 are summarized as follows:

                                     1997           1996
                                     ----           ----
       Raw materials               $ 252,221      $ 207,280
       Work in process                 9,765          4,052
       Finished goods                169,575        129,117
                                   ---------      ---------
                                   $ 431,561      $ 340,449
                                   =========      =========

Note 4.     Property and Equipment

       Property and equipment consist of the following:

                                                  March 31,
                                          1997               1996
                                          ----               ----

       Furniture and equipment       $   104,114         $    88,158
       Machinery and equipment         2,328,554           1,158,877
       Motor vehicles                     30,735              20,096
       Leasehold improvements            104,345              43,182
                                         -------              ------
                                     $ 2,567,748           1,310,313

       Less accumulated depreciation    (272,659)            (52,305)
                                        --------             -------

                                     $ 2,295,089         $ 1,258,008
                                     ===========         ===========

     At March 31, 1997, all of the Company's equipment is collateral for a financing loan in the original amount of $1,000,000 (see Note 10).

     Note 5.     Notes Payable - Bank

     The Company had a secured line of credit with a bank which expired in January 1997. The interest rate on borrowings was 1-1/2% over the bank's prime rate and was secured by a $400,000 certificate of deposit.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 6.     Long-Term Debt

  Long-term debt consists of the following:


                                                      March 31,
                                               1997               1996
                                               ----               ----
  Term notes
  (a)  Unsecured borrowings which bear
       interest at 12% per annum and are
       payable in June 1997.                $  75,000             $  75,000

  (b)  Unsecured borrowing which bears
       interest at 14% per annum and is
       payable in February 1999.              150,000               150,000

  Working capital loans

  Unsecured borrowings from a stockholder
  which bears interest at 8-1/4% per annum     40,000                 -
                                               ------              --------

                                              265,000               225,000
            Less:  current portion of
            long-term debt                    115,000               150,000
                                              -------               -------
                                             $150,000              $ 75,000
                                             ========              ========

     On June 23, 1995, the Company commenced an exchange offer to the holders of convertible debentures, notes with warrants and $30,000 of the outstanding working capital loans whereby the principal and unpaid interest thereon, totaling $1,202,775 at the conversion date (before unamortized original issue discount of approximately $167,000), was converted into 1,202,775 shares of newly issued $.001 par value Class A redeemable convertible preferred stock (liquidation and redemption value of $1 per share). The preferred stock was recorded at its estimated fair value and the discount from its redemption value is being amortized as additional dividends on a ratable basis up to the mandatory redemption date. There was no material gain or loss on the extinguishment of the convertible debentures and notes with warrants.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

     Such shares pay a cumulative dividend of 10% and were convertible to one share of voting Common Stock at the rate of five shares of preferred (or $35.00 per share) commencing in January 1997 and one warrant which was exercisable for two years after the conversion at $52.50 per common share for the first year and $70.00 per common share for the second year. The redemption feature associated with the preferred stock required it to be classified outside of stockholders' equity.

     Subsequent to March 31, 1997, the redemption provision was eliminated and the Class A redeemable convertible preferred stock was converted to Class A convertible preferred stock (See Note 16).

     In June 1995, the Company offered and sold five bridge units consisting of an aggregate of $250,000 principal amount of Promissory Notes. Each unit consisted of $50,000 principal amount of a 12% Promissory Note and 1,429 shares of Common Stock. 25% of the subscription price of each Unit was applied to the Note component thereof and 75% was applied to the Common Stock component thereof. Original issue discount, amounting to $150,000, was amortized over the life of the debt. These notes were paid off at the initial public offering in December 1995.

     In August 1995, the Company offered and sold sixteen and one-half bridge units consisting of an aggregate of $825,000 principal amount of Promissory Notes. Each unit consisted of $50,000 principal amount of a 12% Promissory Note and 1,429 shares of Common Stock. 25% of the subscription price of each unit was applied to the Note component thereof and 75% was applied to the Common Stock component thereof. Original issue discount, amounting to $495,000, was amortized over the life of the debt. Costs related directly to the bridge financing in the amount of $256,079 have been distributed as follows: 75% of the expenses relating to the sale of these bridge units were charged to additional paid-in capital ($192,060) and 25% was amortized over the life of the debt ($64,019). These notes were paid off at the initial public offering in December 1995.

     Amortization of original issue discount relating to the notes with warrants prior to conversion to preferred stock and the bridge notes prior to repayment totaled $283,328 for the year ended March 31, 1996. At the December 1995 repayment date of the bridge unit notes, the Company wrote off the remaining unamortized original issue discount relating to such notes, totaling $389,216.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                                            (Continued)




Note 7.     Accrued Expenses

       Accrued expenses consist of the following:

                                               March 31,
                                          1997           1996
                                          ----           ----

       Interest                         $    -         $   4,750
       Printing expenses                     -            84,237
       Professional fees                  43,800          95,300
       Payroll and related expenses       55,887          30,625
       Other                              50,000          64,823
                                          ------          ------

                                        $149,687       $ 279,735
                                        ========       =========

Note 8.     Capital Leases

     In fiscal 1996, the Company entered into two capital leases for telephone equipment and a copy machine. The telephone lease is payable in monthly installments of $325 through May 2000, including interest. The lease is collaterized by the telephone equipment with a net book value of approximately $10,050 as of March 31, 1997. The copy machine lease is payable in monthly installments of $380 through March 2000, including interest. The lease is collaterized by the copy machine with a net book value of approximately $12,800 as of March 31, 1997.

Note 9.     Related Party Transactions

     The Company's receivable from its president, included in other assets, consists of an unsecured promissory note due in October 1999 totaling $25,000 at March 31, 1997 and 1996. Interest at 7% is payable annually.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     The Company obtained some of its unsecured borrowings in the amount of approximately $40,000 for the year ended March 31, 1997 from a stockholder (see Note 6).

     In March 1997, the Company issued 81,000 shares of Common Stock to one of its stockholders. Consideration for this issuance was the prepayment of the remaining consulting fees due under the stockholder's four year consulting agreement which commenced in July 1996.

     In addition, expenses relating to services rendered, primarily consisting of consulting fees, commissions on sales and legal expenses that were paid or accrued to stockholders or parties related to stockholders, in cash or stock, amounted to $149,667 and $68,632 for the years ended March 31, 1997 and 1996, respectively.

Note 10.    Machinery Loan

     During  fiscal  1996,  the Company  entered  into an  agreement to purchase manufacturing equipment through a financing corporation. Under the agreement, the Company paid $230,000 of the $530,000 total purchase price and financed the $300,000 balance. The balance was payable in 36 monthly installments of $10,144 including interest at 13-1/4 % per annum, beginning in May 1995.

     During March 1997, the Company entered into a business acquisition (Note 2) which included the purchase of additional manufacturing equipment. In connection with the acquisition, the Company entered into a new loan agreement with a new financing company. That company assumed the balance of the previous loan in the amount of $139,589 and provided new financing in the amount of $860,411, for a total new loan of $1,000,000. The loan is payable in 3 monthly installments of $11,205 from April 1997 through June 1997, 3 monthly installments of $19,609 from July 1997 through September 1997 and 42 monthly installments of $28,012 thereafter, including interest at 11.4% per annum. The new lender has a security interest in all of the Company's equipment and inventory.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     Maturities of the machinery loan are as follows:

       Year ending March 31,

            1998           $   150,011
            1999               252,156
            2000               282,446
            2001               315,387
                           -----------
                           $ 1,000,000
                           ===========

Note 11.    Customer Concentration

     During fiscal 1997, sales to one customer accounted for 17% of net sales. As of March 31, 1997, three customers accounted for 15%, 14% and 10% of the accounts receivable.

     During fiscal 1996, sales to one customer accounted for 12% of net sales. As of March 31, 1996, two customers accounted for approximately 22% and 14% of the accounts receivable.

Note 12.    Commitments

  (a)  Lease

     Minimum annual rental commitments under a noncancelable operating lease for the Company's manufacturing and warehousing facility are as follows:


       Year ending March 31,

            1998           $   304,310
            1999               319,525
            2000               335,501
            2001               352,277
            2002               370,000
            Thereafter       1,443,592
                           -----------
                           $ 3,125,205
                           ===========

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)





     The initial lease term, which began in January 1995, is for ten years and nine months and has one five-year renewal option. The lease contains a $2,500,000 purchase option commencing October 1, 1995 with increases of 5% of the purchase price on each anniversary beginning October 1, 1997 through October 2004. The Company records a liability for deferred rent costs to the extent that the amortized rent commitment exceeds actual lease payments (including nine free months of rent at the inception of the lease term).

     Rental expense under operating leases amounted to approximately $332,000 and $338,000 for the years ended March 31, 1997 and 1996, respectively.

       (b)  Sales and territory agreements

     The Company has entered into separate three and four year agreements with principal customers to supply, subject to certain limitations, the Company's remanufactured tires for distribution within exclusive territories. Included in the conditions for the territory rights are commissions to be paid to these customers based on a percentage of gross profit if the Company distributes through national retail stores located within the respective territories. The territories cover thirteen states, seven in the west and six in the south. In addition, the contracts require a percentage of the purchases to be reimbursed if annual minimum order quantities are met. During fiscal 1997 and 1996, minimum order quantities were not met by either customer and no commissions were earned.

  (c)  Consulting agreements

     In July 1995, the Company entered into a three year agreement with a U.K. Company to provide the services of two consultants beginning August 1, 1995, whereby the U.K. Company was paid $120,000 per annum for their services in connection with the development and operation of the Company's manufacturing facility. During fiscal 1997 these consultants received their residency status in the United States and have since become employees of the Company and the agreement was canceled.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



     The Company also entered into three year agreements starting August 1, 1995 with two individuals and one of the stockholders to provide management consulting services. One individual will be paid $84,000 per annum for his services. The agreement with the second individual provides for compensation to be paid at a rate of $3,500 a month starting in April 1996, plus commission on Company sales to customers obtained by this individual. In addition, this individual received 3,571 shares of Common Stock in March 1997. The stockholder received 81,000 shares of Common Stock (see Note 9) as prepaid management consulting services.

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

     Note 13.    Stockholders' Equity

  (a)  Initial public offering

     In December 1995, the Company completed an initial public offering of 246,429 units. Each unit consisted of one share of Common Stock and one redeemable Common Stock purchase warrant. Following the initial public offering 445,000 shares of Common Stock and warrants to purchase 246,429 shares of Common Stock were outstanding. The warrants are exercisable at $35.00 per share, subject to adjustment, and expire on December 12, 1998. The Company has the right to redeem any or all of the warrants at a price of $.07 per warrant, upon giving 30 to 60 days' notice, after a period during which the closing price for the Company's Common Stock has equaled or exceeded $45.50 per share for each of twenty consecutive trading days.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


  (b)  Underwriters' purchase option

     In conjunction with the offering, the underwriters also obtained an option to purchase 21,429 units at a price of $42.00 per unit. This option will be exercisable for a period of four years, commencing on the first anniversary of the effective date of the offering. The units underlying the underwriters' purchase option are identical in all respects to the units issued to the public (except that the Class A Warrants included in the units issuable upon the exercise of the purchase option are not redeemable and the exercise price of such Class A Warrants is $52.50). The purchase option cannot be transferred, assigned or hypothecated for one year from the date of its issuance, except that they may be assigned, in whole or in part, to any successor, officer or partner of the underwriter or to other underwriters or members of the selling group. The purchase option contains anti-dilution provisions providing for appropriate adjustment of the exercise price and number of shares of Common Stock and Class A Warrants which may be purchased upon exercise upon the occurrence of certain events.

  (c)  Private placement

          In October 1996, the Company received gross proceeds of $2,000,000 from the private sale of its common stock. 285,714 shares were sold at $7.00 per share to an aggregate of 10 foreign investors. The sales were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Regulation S promulgated thereunder. The net proceeds of approximately $1,558,000 received from this sale have been utilized for working capital.

  (d)  Long-term incentive plans

     In June 1995, the Company adopted a long-term incentive plan in order to motivate qualified employees of the Company to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The plan provides for the grant of, among other things, stock options and restricted stock, up to a maximum of 350,000 shares of Common Stock. As of March 31, 1997, the Company has outstanding an aggregate of 27,142 options. Each of these options is exercisable for ten years for a price of $8.75 per share, commencing in December 1996.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     In February 1997, the Company adopted a second long-term incentive plan similar to the 1995 plan. The plan provides for the grant of, among other things, stock options and restricted stock, up to a maximum of 1,700,000 shares of Common Stock. As of March 31, 1997, the Company has granted 92,852 options. Each of these options is exercisable for ten years for a price of either $4.41 or $5.25 per share, commencing in August 1997.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123") requires the Company to provide, beginning with fiscal 1996 grants, pro forma information regarding net loss and net loss per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in Fiscal 1997 and 1996 are not material to net loss or net loss per common share.

     Transactions involving options granted under the Plans are summarized below:

                                     March 31,
                ---------------------------------------------------
                            1997                               1996
                            ----                               ----
                            Weighted                          Weighted
                            Average                           Average
                            Exercise                          Exercise
                 Shares     Price              Shares         Price
                 ------     ----------         ---------      -----
Outstanding,
April 1          48,571      $ 8.75              -         $    -
Granted          92,852        4.83            48,571          8.75
Canceled         21,429        8.75              -              -
--------------------------------------------------------------------
Outstanding,
March 31        119,994      $ 5.72            48,571       $  8.75
--------------------------------------------------------------------
Exercisable,
March 31         27,142      $ 8.75              -          $   -
--------------------------------------------------------------------

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



     The following table summarizes information about stock options outstanding under the Plans at March 31, 1997:

                                                         Options
                      Options Outstanding                Exercisable
                      -------------------                -----------
                             Weighted-
                             Average     Weighted-                 Weighted-
Range of         Number      Remaining   Average                   Average
Exercise         Outstanding Contractual Exercise    Exercisable   Exercise
Price            at 3/31/97  Life        Price       at  3/31/97   Price
-----------------------------------------------------------------------------

$ 4.41 - 5.25    92,852      9.9 years   $ 4.83           -         $  -
  8.75           27,142      8.2           8.75         27,142        8.75
-----------------------------------------------------------------------------
$ 4.41 - 8.75   119,994      9.6 years   $ 5.72         27,142      $ 8.75
-----------------------------------------------------------------------------

  (e)  Common stock shares reserved

     At March 31, 1997, shares of the Company's authorized and unissued Common Stock were reserved for issuance as follows:


            Long-term incentive plans                   2,050,000
            Outstanding IPO warrants                      246,429
            Conversion of Class A Redeemable
                 Convertible Preferred Stock
                (including related warrants)               68,730
            Warrants issuable to consultants or
                key employees                             128,571
            Underwriters' IPO purchase option units        42,857
            Issuable to consultants and independent
                 contractors                               25,000
                                                        ---------
                                                        2,561,587
                                                        =========

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 14.    Income Taxes

     The provision for income taxes is comprised of state taxes for the years ended March 31, 1997 and 1996. The Company has net operating loss carryforwards arising through March 31, 1997 of approximately $5,750,000. Such losses can be utilized against future profits until 2012, and a portion of such losses are also subject to Internal Revenue Code Section 382 limitations which limit the annual use of net operating loss carryforwards when significant ownership changes occur.

       The Company's net deferred tax asset consists of the following:


                                                         March 31,
                                                    1997           1996
                                                    ----           ----
Benefit of net operating loss carryforwards     $ 2,300,000     $  960,000
Tax temporary differences relating to:
  Intangible assets                                 160,000        160,000
  Deferred rent costs                               125,000        110,000
  Inventory capitalization, allowance
       for possible losses and other                  5,000          5,000
                                                -----------    -----------
                                                  2,590,000      1,235,000
Less:  valuation allowance                       (2,590,000)    (1,235,000)
                                                -----------    -----------

                                                $     -         $     -
                                                ===========    ===========

     A 100% valuation allowance for the deferred tax assets was provided because of uncertainty as to future realization of the deferred tax assets as a result of the continuing losses and the substantial doubt about the Company's ability to continue as a going concern.

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 15.    Supplemental Cash Flow Information

  Income taxes and interest paid were as follows:

                                                    March 31,
                                             1997           1996
                                             ----           ----

  Income taxes                          $    9,841        $  17,371
  Interest expense                      $   64,733        $ 124,488

Non-cash investing and financing activities during the period were as follows:

                                                    March 31,
                                              1997           1996
                                              ----           ----

  Assets acquired under machinery loan      $   -         $   300,000

  Assets acquired under capitalized leases       -             36,311

  Conversion of long-term debt and
       $109,846 accrued interest for
       redeemable convertible preferred
       stock                                     -          1,202,775

  Deferred placement costs of promissory
       notes (see Note 6)                        -            192,060

  Common stock issued in connection with
       business acquisition                     189,000          -

  Common stock issued for professional
       and consulting fees                      471,000          -

  Accretion of preferred dividends               67,908        88,930

  Accrued dividends                             120,277          -

  Exchange of loan for vendor deposit            40,000          -



                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Note 16.    Subsequent events

     Class A Redeemable Convertible Preferred Stock.

     Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its redeemable Convertible Preferred shareholders to modify their existing stock. The redemption provision has been eliminated and the conversion rate of Preferred Stock into Common Stock has been reduced. The Class A Convertible Preferred Stock is now convertible by multiplying the number of shares to be converted by the sum of $1.00 plus all accrued and unpaid dividends divided by the lesser of $21.00 per share (after reverse stock split) or 75% of the closing bid price for a five day trading period immediately prior to the conversion date. Commencing July 15, 1997, each holder of Class A Convertible Preferred Stock shall be entitled to convert up to 25% of their shares per month.

     Private Placement

     In April 1997, the Company completed a private placement of its common stock which provided net proceeds of approximately $250,000.

     Series B Preferred Stock.

     Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its Board of Directors to authorize 675,000 shares of Class B Convertible Preferred Stock, with a par value of $.001 per share (liquidation preference $1.00 per share; cumulative dividend of 10%).

     In April 1997, a principal stockholder of the Company purchased approximately 400,000 shares of Class B Convertible Preferred Stock for approximately $400,000. Such preferred stock is convertible into common stock at a rate based on a specific conversion formula. This transaction, the elimination of the mandatory redemption feature of the Class A Convertible Preferred Stock, and the private placement resulted in an increase to stockholders' equity of approximately $1,800,000.

            Reverse Stock Split.

     On June 2, 1997, the Company, with the approval of its shareholders, commenced a one-for-seven reverse stock split to comply with NASDAQ's requirements as a condition for continued listing and to increase the long-term marketability and liquidity of the Common Stock. All share and per share information in the financial statements reflects the effects of the reverse stock split.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

EcoTyre Technologies, Inc.
Holtsville, New York

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 filed May 8, 1997 of our report dated July 10, 1997 relating to the financial statements of EcoTyre Technologies, Inc. ("EcoTyre") (which contains an explanatory paragraph regarding EcoTyre's ability to continue as a going concern) appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

                                        /s/ BDO Seidman, LLP

                                       BDO Seidman, LLP

Mitchel Field, New York
July 14, 1997