Form 10QSB
period 1997-06-30
ECOTYRE TECHNOLOGIES INC
filed 1997-08-19
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to                 .

                 Commission file number 0-27240

                           ECOTYRE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                11-3234026
          (State of other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

                 895 Waverly Avenue, Holtsville, New York 11742
        ----------------------------------------------------------------
                    (Address of principal executive offices)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                ------      -------

As of August 19, 1997, 2,215,853 shares of $.001 par value Common Stock of the registrant were outstanding.

Index schedule found on Page No. 2

Page 1 of 15 pages

                           ECOTYRE TECHNOLOGIES, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  --------


PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - June 30, 1997 and March 31, 1997                    3

        Condensed Statements of Operations - Three Months Ended June 30,
            1997 and 1996                                                              4

        Condensed Statements of Cash Flows - Three Months Ended June 30,
            1997 and 1996                                                              5

        Notes to Condensed Financial Statements                                      6 - 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                            9 - 11

Part II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                            13

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   As of               As of
                                                                   June 30, 1997       March 31, 1997
                                                                    (Unaudited)
                                                                   -------------       --------------
ASSETS
Current:
  Cash and cash equivalents                                       $      141,513     $       127,392
  Account receivable, less allowance for possible
       losses of $17,000                                                 979,479             958,798
  Inventories (Note 2)                                                   635,796             431,561
  Prepaid expenses                                                       237,561             241,087
  Other current assets                                                   221,119             120,999
                                                                  --------------     ---------------
       Total current assets                                            2,215,468           1,879,837

Property and equipment, less accumulated depreciation                  2,383,139           2,295,089
Security deposits                                                        216,079             244,815
Other assets                                                             433,441             396,003
                                                                  --------------      --------------
                                                                  $    5,248,127      $    4,815,744
                                                                  ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Current maturities of long-term debt                            $       97,000      $      115,000
  Accounts payable                                                     1,199,793           1,003,386
  Accrued expenses                                                       130,826             149,687
  Preferred stock dividends payable                                       60,139             120,277
  Current maturities of capitalized leases                                 8,400               7,979
  Current maturities of machinery loan                                   206,853             150,011
                                                                  --------------      --------------
       Total current liabilities                                       1,703,011           1,546,340
  Long-term debt, less current maturities                                150,000             150,000
  Capitalized leases, less current maturities                             14,549              16,711
  Machinery loan, less current maturities                                789,606             849,989
  Deferred rent credits                                                  319,799             313,169
                                                                  --------------      --------------
               Total liabilities                                       2,976,965           2,876,209
                                                                  --------------      --------------

  Class A Redeemable Convertible Preferred Stock, 2,000,000
            shares authorized; issued and outstanding - 1,202,775
            (redemption amount of $1,202,775)                                  -           1,193,090
                                                                  --------------      --------------
  Commitments
  Stockholders' equity (Note 4):
       Serial Preferred Stock, $.001 par value, 1,325,000 shares
       authorized; none issued                                                 -                   -
       Class A Preferred Stock, $.001 par value, 2,000,000 shares authorized;  1,325,000 issued and outstanding (liquidation
       value $1,325,000)                                               1,325,000                   -
       Class B Preferred Stock, $.001 par value, 675,000 shares
       authorized; 450,000 issued and outstanding (liquidation
       value $450,000)                                                   450,000                   -
       Common stock, $.001 par value, 20,000,000 shares authorized;
            issued and outstanding - 1,171,971 and 908,143                 1,172                 908
       Paid-in capital                                                 8,179,252           7,852,407
       Deficit                                                        (7,684,262)         (7,106,870)
                                                                    ------------      --------------
            Total stockholders' equity                                 2,271,162             746,445
                                                                    ------------      --------------
                                                                    $  5.248,127      $    4,815,744
                                                                    ============      ==============

                 See accompanying notes to financial statements

                                      - 3 -

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended
                                                           June 30,
                                              ----------------------------------
                                                   1997                 1996
                                                   ----                 ----
                                               (Unaudited)           (Unaudited)
                                              ----------------------------------

Net sales                                      $    1,121,261    $       218,802

Cost of sales                                       1,104,190            640,653
                                               --------------    ---------------

  Gross profit                                         17,071           (421,851)
                                               --------------    ---------------
Operating expenses:

  Selling and shipping                                162,340            168,310
  General and administrative                          291,195            283,069
                                               --------------    ---------------

  Total Operating Expenses                            453,535            451,379
                                               --------------    ---------------

Loss from Operations                                 (436,464)          (873,230)
                                               --------------    ---------------

Other Expenses, income

  Interest expense, net of interest income             36,678             (1,753)

  Loss on Marketable Securities                        93,783             -
                                               --------------    ---------------

  Total Other Expenses (Income)                       130,461             (1,753)
                                               --------------    ---------------

Loss Before Taxes                                    (566,925)          (871,477)

  Income Taxes                                         10,457              3,749
                                               --------------    ---------------

Net loss                                       $     (577,382)   $       875,226

Preferred stock dividends (Note 3    )         $     (336,275)   $        92,014
                                               --------------    ---------------
Net loss attributable to common stockholders   $     (913,657)   $      (967,240)
                                               ==============    ===============
Net loss per share (Notes 3 and 4)             $        (0.92)   $         (2.17)
                                               ==============    ===============

                 See accompanying notes to financial statements.


                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             June 30,
                                                                 ---------------------------------
                                                                       1997                 1996
                                                                 ---------------------------------
                                                                    (Unaudited)        (Unaudited)
Cash flows from operating expenses:
  Net loss                                                       $      (577,382)    $    (875,226)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                                      40,606            52,543
       Deferred rent                                                       6,630            12,019
       Loss on sale of marketable securities                              93,783                 -
  Decrease (increase) in assets:
       Accounts receivable                                               (20,681)          (34,701)
       Inventory                                                        (204,235)          (79,157)

       Other assets                                                     (207,189)           (6,748)

  Increase (decrease) in liabilities:
       Accounts payable                                                  196,407           (23,108)
              Accrued expenses                                           (18,861)           21,136
                                                                 ---------------     -------------
            Net cash used in operating                                  (690,922)         (933,242)
                                                                 ---------------     -------------
            activities:
Cash flows from investing activities:
  Proceeds from sale of marketable securities securities:                356,217                 -
  Capital expenditures - net                                            (128,656)         (365,454)
                                                                 ---------------     -------------
       Net cash provided by (used in) investing                          227,561          (365,454)
                                                                 ---------------     -------------
       activities:
Cash flows from financing activities:
  Proceeds from sale of common stock                                     500,500                 -
  Repayment of working capital loan                                      (18,000)                -
  Repayment of capitalized lease obligations and
       equipment loans                                                    (5,018)          (25,420)
  Proceeds from bank loan                                                      -           183,333
Repayment of bank loan                                                         -          (200,000)
  Repayment of IPO expense                                                     -            (1,601)
                                                                 ---------------     -------------
       Net cash provided by (used in) financing                          477,482           (43,688)
            activities
Net increase (decrease) in cash                                           14,121        (1,342,384)
Cash and cash equivalents, beginning of period                           127,392         2,782,952
                                                                 ---------------     -------------
Cash and cash equivalents, end of period                                 141,513         1,440,568
                                                                 ---------------     -------------
Interest paid                                                  $           6,867            17,636

                 See accompanying notes to financial statements


                           ECOTYRE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     Basis of Presentation

     The accompanying unaudited condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal accruals and reserves) necessary to present fairly the interim financial results for the period have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the year ended March 31, 1997.

     The operating results for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended March 31, 1998.

Note 2.     Inventories

     Inventories have been valued at the lower of cost or market. The components of inventory at June 30, 1997 and March 31, 1997 consist of:


                                         June 30,                 March 31,
                                           1997                      1997
                                     ---------------------------------------

                 Raw materials       $    341,991             $      252,221

                 Work in process           29,940                      9,765

                 Finished goods           263,865                    169,575
                                     ------------             --------------

                                     $    635,796             $      431,561
                                     ============             ==============

Note 3.     Net Loss Per Share

     Net loss per share is based on the weighted average number of Common Stock outstanding during each period. Common Stock equivalents and other potentially dilutive securities are antidilutive. Net loss has been adjusted for accretion of preferred dividends. (See Note 4)

                           ECOTYRE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Note 4.     Private Placements

     In April 1997, the Company completed a private placement of its common stock which provided net proceeds of $275,625 by issuing 112,501 shares of its common stock at a price of $2.45 per share.

     On June 18, 1997, the Company commenced a second private placement of its common stock which provided net proceeds through June 30,1997 of $224,875 by issuing 179,900 shares of its common stock at a price of $1.25 per share.


     Subsequent to June 30, 1997, the Company sold an additional 821,800 shares of its common stock at a price of $1.25 per share resulting in additional proceeds of $1,027,250.

Class A Redeemable Convertible Preferred Stock.

     Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its redeemable Convertible Preferred shareholders to modify their existing stock. The redemption provision has been eliminated and the conversion rate of Preferred Stock into Common Stock has been reduced. The Class A Convertible Preferred Stock is now convertible by multiplying the number of shares to be converted by the sum of $1.00 plus all accrued and unpaid dividends divided by the lesser of $21.00 per share or 75% of the closing bid price for a five day trading period immediately prior to the conversion date. Commencing July 15, 1997, each holder of Class A Convertible Preferred Stock shall be entitled to convert up to 25% of their shares per month..

     The discount in the conversion rate of the convertible preferred stock to common is required to be reflected as additional dividends ratably over the conversion period. Accordingly, the Company recorded accreted preferred stock dividends related to this discount of $266,451 or ($.27) per share (attributable to the common stockholders) during the period ended June 30, 1997.

Class B Convertible Preferred Stock.

     Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its Board of Directors to authorize 675,000 shares of Class B Convertible Preferred Stock, with a par value of $.001 per share (liquidation preference $1.00 per share; cumulative dividend of 10%).

     In April 1997, a principal stockholder of the Company purchased 450,000 shares of Class B Convertible Preferred Stock for $450,000. Such preferred stock is convertible into common stock by multiplying the number of shares to be converted by the sum of $1.00 plus all accrued unpaid dividends divided by $2.45 per share. The holder of the Class B Convertible Preferred Stock has agreed not to convert or sell said stock until May 22, 1998.

Reverse Stock Split.

     On June 2, 1997, the Company, with the approval of its shareholders, effectuated a one-for-seven reverse stock split. All share and per share information in the financial statements reflects the effects of the reverse stock split.

Note 5.     Income Taxes

     Income taxes are based on annualized statutory federal and state income tax rates. The provision for income taxes exclude a benefit for net operating loss carryforwards.

Note 6.     Supplemental Cash Flow Information

     Non-cash investing and financing activities during the three months period ending June 30, 1997 were as follows:

  Sale of Class B Preferred Stock for marketable securities      $       450,000

  Exchange of Class A Redeemable Preferred shares and
  annual dividends for Class A Convertible Preferred
  shares                                                         $     1,325,000

  Accretion and accrual of Preferred Stock dividends             $       336,275

  Cancellation of consulting agreement and return of
  related common shares                                          $       100,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     The Company operated as a wholesale distributor of remolded automobile tires since its inception in April 1993. In accordance with its business plan, the Company has substantially curtailed distribution operations, concentrating its efforts on its manufacturing operations. In its distribution operations, the Company resold its products primarily to retail tire replacement centers and tire distributors.

     The Company commenced limited manufacturing operations in December 1995 at its 65,000 square foot leased facility in Holtsville, New York. See "Properties". To commence manufacturing, the Company had purchased 20 mold presses, molds, one extruder, one buffing machine and related ancillary equipment. Additional equipment was purchased in 1996 to increase the Company's production capacity and limit down time due to machinery failures and maintenance. The Company ordered new molds from Italy in November 1996 to be utilized in its current presses which should allow the Company to increase its production of popular high performance and light truck tires with anticipated higher profit margins, decreasing its production of smaller tire sizes which are sold at lower margins. The molds have arrived at the Company's facility and certain of the new light truck tire sizes are in production while others are presently being tested. Also, in March 1997, the Company acquired certain of the assets of Butler Retreading, Inc., (the "Butler Acquisition") a private 18 year old high performance retreading Company based in Marietta, Georgia. Butler's equipment is expected to increase the Company's present press capacity and position the Company to increase sales, with intended higher gross profit margins from the new mix of tires it will produce. The business acquisition, which includes Butler's client base, machinery, equipment and inventory, was financed principally by the proceeds of a $1,000,000 loan from PhoenixCor. Inc., a wholly owned subsidiary of Sumitoma Bank.

Results of Operations

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

     Net Sales. The Company's net sales of $1,121,261 for the three months ended June 30, 1997 represent an increase of $902,459 compared to net sales for the three months ended June 30, 1996. The increase is attributable to the Company's operations of its manufacturing facility for the entire quarter ending June 30, 1997 as compared to limited operations during the prior comparable fiscal quarter.

     Cost of Sales. The Company's cost of sales for the three months ended June 30, 1997 was $1,104,190 as compared to $640,653, representing an increase of $463,537. This increase was due primarily to the increase of purchases of raw materials required to support increased manufacturing output. Although the Company operated its facility for the entire quarter ended June 30, 1997, it experienced delays and inefficiencies in production primarily due to the receipt of improperly formulated raw materials. During the fiscal quarter ended June 30, 1996, the Company was primarily in its initial stages of manufacturing.

     Gross Profit . The Company's gross profit for the three months ended June 30, 1997 was $17,071 as compared to a gross loss of ($421,851) for the three months ended June 30, 1996. The increase in gross profit is directly related to the Company operating its facility at a higher percentage of capacity during the quarter ended June 30, 1997 than during the start-up period in its prior comparable fiscal quarter.

     Operating Expenses. The Company incurred selling, shipping, general and administrative expenses of $453,535 in the three months ended June 30, 1997 as compared to $451,379 in the three months ended June 30, 1996. Such expenses represent 40% and 206% of net sales for the quarters ended June 30, 1997 and June 30, 1996, respectively. The decline of such expenses as a percentage of sales represents the Company's continuing efforts to contain such expenses as it expands its operations. The slight decline of selling and shipping expenses relates to savings achieved from the implementation of logistics analysis to the shipping process and a change in the sales compensation structure. The decline was offset by a slight increase in general administrative expenses relating to an increase in employee fringe benefits.

     Other Expenses. The Company incurred other expenses of $130,461 for the 3 months ended June 30, 1997 compared to net interest income of $1,743 for the three months ended June 30, 1996. The increase in other expenses was $132,214. Interest expenses increased by $38,431 reflecting the Company's higher outstanding borrowing principally related to the machinery loan. During the prior fiscal quarter, the Company had net interest income of $1,743 relating primarily to the interest earned on the invested proceeds from its initial public offering. The Company also incurred a loss of $93,783 relating to the sale of marketable securities. Such marketable securities were received in exchange for the sale of the Company's Class B Convertible Preferred Stock.

     Net Loss. As a result of the foregoing factors, the Company's net loss decreased from ($875,226) for the quarter ended June 30, 1996 to a net loss of ($577,382) for the quarter ended June 30, 1996. The net loss attributable to common stockholders decreased from $967,240 or $2.17 per share to $913,657 or $.92 per share. As further explained in Note 4, the principal component of the increase in the preferred stock dividends relates to preferred dividends accreted of $266,451.

Liquidity and Capital Resources

     As indicated in the Company's annual report on Form 10-KSB, the Company's financial statements have been prepared assuming that the Company will continue operating as a going concern. The Company has sustained losses since inception and requires additional working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company used cash in operating activities in the amount of $690,922 for the three months ended June 30, 1997 and $933,242 for the three months ended June 30, 1996 which was primarily related to the loss from operations. The Company purchased machinery and equipment in the amounts of $128,656 and $365,454 for the three months ending June 30, 1997 and 1996, respectively. Financing provided to fund operating activities and fixed asset purchases for the three months ended June 30, 1997 was provided by the proceeds from a private placement of common stock of $500,500 and proceeds from the sale of marketable securities of $356,217. Operating and investing activities for the three months ended June 30, 1996 were funded from a bank loan of $183,333 and the utilization of cash and equivalents from the proceeds of the Company's 1995 initial public offering.

     On March 21, 1997, the Company acquired certain assets of Butler Retreading, Inc. The aggregate purchase price was approximately $939,000 consisting of $750,000 in cash provided by long term financing and 42,857 shares of common stock of the Company valued at $189,000, or $4.41 per share, the quoted market price of the Company's shares as of March 21, 1997.

     In connection with the acquisition, the Company entered into a new loan agreement with a financing company. That company assumed the balance of the previous loan in the amount of $139,589 and provided financing in the amount of $860,411, for a total new loan of $1,000,000. The loan is payable in 3 monthly installments of $11,205 from April 1997 through June 1997, 3 monthly installments of $19,609 from July 1997 through September 1997 and 42 monthly installments of $28,012 thereafter, including interest at 11.4% per annum. The new lender has a security interest in all of the Company's equipment and inventory.

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities and maintenance, subject to 5% annual increases. As long as the Company is in substantial compliance with its obligations under this Lease, it has an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% of that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. This option may be exercised at any time up to July 31, 2005. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate expansion activities, if any. As of June 30, 1997, the Company has no significant commitments for additional capital expenditures.

     At June 30, 1997, the Company had cash and cash equivalents of $141,513 and working capital of $512,457. As further discussed in Note 4, the Company raised approximately $950,000 from the private placement of common stock and has effectuated an amendment to its Class A Convertible Preferred stock removing the requirement to pay approximately $1,325,000 on January 15, 1998. As also discussed in Note 4, the Company raised an additional $1,027,000 subsequent to June 30, 1997 from the private placement of its common stock. The Company believes that it will be required to raise additional working capital to meet its continuing obligations. If the Company is unsuccessful in achieving positive cash flow from its operations or generating additional working capital, the Company's business will be materially and adversely affected.

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

Change in Management

     Marc de Logeres, former Chairman of the Board of Michelin Tyres, plc, the United Kingdom subsidiary of the Michelin Group, former Chief Executive Officer, President and Chairman of Michelin Tire Company in the United States and Michelin Tire Company, Ltd. in Canada, consultant and co-chairman of the Board of EcoTyre Technologies, Inc. since November, 1995 has agreed to extend his consulting agreement and has accepted the position as the sole Chairman of the Board of the Company. Maxwell Parsons has resigned as Co-Chairman of the Board effective August 13, 1997.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Registrant held its Annual Meeting of Stockholders on May 29, 1997.

   (b) Not applicable.

   (c) (i) Two directors were elected at the Annual Meeting of Stockholders to serve in Class I until the Annual Meeting of Stockholders in 1999 or until their successors are chosen and qualified. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

              Name         Votes For      Votes Withheld
              ----         ---------      --------------

       Vito F. Alongi      4,660,950          64,857
       John W. King        4,660,950          64,857

     (ii) The directors approved a proposal to amend the Company's Certificate of Incorporation to authorize an increase in the Company's authorized capital from 20,000,000 shares of Common Stock to 30,000,000 shares of Common Stock. Votes cast at this meeting were 4,406,800 shares for, 208,907 shares against and 110,100 shares abstaining.

     (iii) The directors approved a proposal to amend the Company's Certificate of Incorporation to authorize a one-for-three stock split of the Common Stock. Votes cast at the meeting were 4,295,385 for, 204,557 against and 11,900 abstaining.

     (iv) The directors approved a proposal to amend the Company's Certificate of Incorporation to authorize a one-for-five stock split of the Common Stock. Votes cast at this meeting were 4,263,196 for, 237,896 against and 10,750 abstaining.

     (v) The directors approved a proposal to amend the Company's Certificate of Incorporation to authorize a one-for-seven reverse stock split of the Common Stock. Votes cast at this meeting were 4,174,331 for, 322,011 against and 15,500 abstaining.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

            27 - Financial Data Schedule (for electronic submission only)

    (b)  Reports on Form 8-K
         -------------------

            None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  :    August 19, 1997                ECOTYRE TECHNOLOGIES, INC.
                                           ------------------------------
                                                 (Registrant)

                                           By:  /s/ Vito F. Alongi
                                              ---------------------------
                                              Vito F. Alongi,
                                              President, Treasurer and Principal
                                              Financial Officer