Form 10QSB
period 1997-09-30
ECOTYRE TECHNOLOGIES INC
filed 1997-11-19
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

                 Commission file number 0-27240
                                        -------

                           ECOTYRE TECHNOLOGIES, INC.
         --------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

      Delaware                                        11-3234026
      --------                                        ----------
      (State of other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

                 895 Waverly Avenue, Holtsville, New York 11742
                  ---------------------------------------------
                    (Address of principal executive offices)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]       No [   ]

As of November 19, 1997, 3,492,430 shares of $.001 par value Common Stock of the registrant were outstanding.

Index schedule found on Page No. 2

                           ECOTYRE TECHNOLOGIES, INC.
                           -------------------------

                                      INDEX
                                      -----

                                                                            Page No.
                                                                            --------

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets - September 30, 1997 and March 31, 1997       3

        Condensed Statements of Operations - Six Months and Three Months
          Ended September 30, 1997 and 1996                                    4

        Condensed Statements of Cash Flows - Six Months Ended September
          30, 1997 and 1996                                                    5

        Notes to Condensed Financial Statements                              6 - 8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9 - 12

Part II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    14

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                        As of           As of
                                                                 September 30, 1997 March 31, 1997
                                                                     (Unaudited)
                                                                 ------------------ --------------
ASSETS

Current:

  Cash                                                                $   30,853   $   127,392
  Account receivable net of allowance for
       doubtful accounts of $17,000                                    1,379,679       958,798
  Inventories                                                            944,342       431,561
  Prepaid expenses                                                       446,281       241,087
  Other current assets                                                   106,203       120,999
                                                                      ----------    ----------
       Total current assets                                            2,907,358     1,879,837
Property, plant and equipment, less accum depr.                        2,342,561     2,295,089
Security deposits                                                        232,420       244,815
Other assets                                                             280,545       396,003
                                                                      ----------    ----------
                                                                      $5,762,884    $4,815,744
LIABILITIES AND STOCKHOLDERS' EQUITY

Current:

  Current maturities of long-term debt                                $   74,223    $  115,000
  Accounts payable                                                     1,188,867     1,003,386
  Accrued expenses                                                       230,495       149,687
     Preferred stock dividends payable                                    60,139       120,277
  Current maturities of capitalized leases                                 5,160         7,979
  Current maturities of machinery loan                                   236,144       150,011
                                                                      ----------    ----------
            Total current liabilities                                  1,795,028     1,546,340
  Long-term debt, less current maturities                                132,381       150,000
  Capitalized leases, less current maturities                                  -        16,711
  Machinery loan, less current maturities                                669,559       849,989
  Deferred rent credits                                                  319,799       313,169
                                                                      ----------    ----------
                Total liabilities                                      2,916,767     2,876,209
                                                                      ----------    ----------
Class A Redeemable Convertible Preferred - 2,000,000 shares authorized;
       issued and outstanding - 1,202,775 (redemption amount of
       $1,202,775)                                                                   1,193,090
Stockholders' equity (Note 4):
  Serial Preferred Stock, $.001 par value, 1,325,000 shares authorized;
  none issued                                                                  -             -
  Class A Preferred Stock, $.001 par value, 2,000,000 authorized;
       494,000 issued and outstanding (liquidation value of $494,756)    494,756             -
  Class B Preferred, $.001 par value, 675,000 shares authorized;
       450,000 issued and outstanding (liquidation value $450,000)        450,000             0
  Common Stock, $.001 par value 30,000,000 shares authorized;
       issued and outstanding - 2,957,752 and 908,143                      2,958           908
  Paid in capital                                                     10,532,577     7,852,407
  Deficit                                                             (8,634,174)   (7,106,870)
                                                                      ----------    ----------
                                                                      $2,846,117    $  746,445
                                                                      ----------    ----------
       Total stockholder's equity                                     $5,762,884    $4,815,744
                                                                      ==========    ==========

                 See accompanying notes to financial statements

                                      - 3 -

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                  For the Six Months Ended              For the Three Months Ended
                                       September 30,                           September 30,
                                -----------------------------           ---------------------------
                                   1997               1996                 1997             1996
                                   ----               ----                 ----             ----
                               (Unaudited)         (Unaudited)          (Unaudited)      (Unaudited)
                                -----------------------------            --------------------------

Net sales                       $2,137,237          $  801,337          $1,015,976       $  582,535
Cost of sales                    2,212,851           1,688,378           1,108,661        1,047,724
                                ----------          ----------          ----------       ----------
 Gross (loss)                      (75,614)           (887,041)            (92,685)        (465,189)
                                ----------          ----------          ----------       ----------
Operating expenses:
  Selling and shipping             367,610             312,251             205,270          142,559
  General and administrative       575,590             570,987             290,999          287,918
                                ----------          ----------          ----------       ----------
  Total operating expenses         943,200             883,238             496,269          430,477
                                ----------          ----------          ----------       ----------

Loss from Operations            (1,018,814)         (1,770,279)           (588,954)        (895,666)
                                ----------          ----------          ----------       ----------


Other Expenses, income

  Interest expense, net of
       interest income              68,077              14,975              24,795           16,728
  Loss on Marketable
       Securities                   93,783             -                      -                -
                               -----------        ------------           ---------        ---------
  Total Other Expenses             161,860              14,975              24,795           16,728
Loss Before Taxes               (1,180,674)         (1,785,254)           (613,749)        (912,394)
  Income Taxes                      10,355               3,197                (102)            (552)
                               -----------        ------------           ---------        ---------
Net loss                       $(1,191,029)       $ (1,788,451)          $(613,647)       $(911,842)
                               -----------        ------------           ---------
Preferred stock dividends
 (Note 3)                          521,198             125,076             184,923           33,062
Net loss attributable to common
 stockholders                  $(1,712,227)       $ (1,913,527)          $(798,570)       $(944,904)
                               ===========        ============           =========        =========
Net loss per share
  (Notes 3 and 4)              $     (1.09)       $      (4.27)          $   (0.37)       $   (2.10)
                               ===========        ============           =========        =========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1997          1996
                                                       --------------------------

Cash flows from operating expenses:
  Net loss                                             $(1,191,029)   $(1,788,451)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                       103,330        109,570
       Deferred rent                                         6,630         20,504
       Loss on sale of marketable securities                93,783              -
  Decrease (increase) in assets:
       Accounts receivable                                (420,881)      (132,625)
       Inventory                                          (512,781)      (194,860)

       Other assets                                        (75,822)       (51,766)

  Increase (decrease) in liabilities:
       Accounts payable                                    185,481        192,761
       Accrued expenses                                     80,808        (25,631)
                                                        ----------     ----------
Net cash used in operating activities:                  (1,730,481)    (1,870,498)
                                                        ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities:             356,217              -
  Capital expenditures - net                              (150,802)      (550,895)
                                                        ----------     ----------
Net cash provided by (used in) investing activities        205,415       (550,895)
                                                        ----------     ----------
Cash flows from financing activities:
  Proceeds from sale of capital stock                    1,600,750              -
  Repayment of working capital loan                        (58,396)             -
  Repayment of bank loan                                         -      (200,000)
  Proceeds from bank loan                                        -       396,333
  Repayment of capitalized lease obligations and
       equipment loans                                    (113,827)       (51,311)
  Repayment of IPO expense                                       0         (1,600)
                                                        ----------     ----------
Net cash provided by financing activities                1,428,527        143,422
                                                        ----------     ----------
Net decrease in cash                                       (96,539)    (2,277,971)
Cash and cash equivalents, beginning of period             127,392      2,782,952
                                                        ----------     ----------
Cash and cash equivalents, end of period                $   30,853     $  504,981
                                                        ==========     ==========

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

  The operating results for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended March 31, 1998.

Note 2.     Inventories

     Inventories have been valued at the lower of cost or market. The components of inventory at September 30, 1997 and March 31, 1997 consist of:

                               September 30,               March 31,
                                   1997                      1997
                               ---------------------------------------

           Raw materials       $    311,616             $      252,221

           Work in process           44,688                      9,765
           Finished goods           588,038                    169,575
                               ------------             --------------

                               $    944,342             $      431,561
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


Note 4.     Private Placements

  In July 1997, the Company completed a private placement of its common stock which provided net proceeds of $1,037,250 by issuing 829,800 shares of its common stock at a price of $1.25 per share.

  On September 26, 1997, the Company commenced a private placement of its common stock which provided net proceeds through September 1997 of $63,000 by issuing 42,000 shares of its common stock at a price of $1.50 per share. Subsequent to September 30, 1997, the Company received an additional $500,000 by issuing 333,333 shares of its Common Stock in connection with this private placement.

Class A Redeemable Convertible Preferred Stock.

     Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its redeemable Convertible Preferred shareholders to modify their existing stock. The redemption provision has been eliminated and the conversion rate of Preferred Stock into Common Stock has been reduced. The Class A Convertible Preferred Stock is now convertible by multiplying the number of shares to be converted by the sum of $1.00 plus all accrued and unpaid dividends divided by the lesser of $21.00 per share or 75% of the closing bid price for a five day trading period immediately prior to the conversion date. Commencing July 15, 1997, each holder of Class A Convertible Preferred Stock shall be entitled to convert up to 25% of their shares per month. Through September 30, 1997, 830,244 shares have been converted to Common Stock.

     The discount in the conversion rate of the convertible preferred stock to common is required to be reflected as additional dividends ratably over the conversion period. Accordingly, the Company recorded accredited preferred stock dividends related to this discount of $521,198 or ($.33) per share (attributable to the common stockholders) for the six months ended September 30, 1997 and $184,923 or ($.09) per share (attributable to the common stockholders) for the three months ended September 30, 1997.

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

Note 6.     Supplemental Cash Flow Information

  Non-cash investing and financing activities during the three months period ending September 30, 1997 was as follows:


  Exchange of Class A Convertible
    Preferred shares for Common Stock               $       830,244


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

  The Company commenced limited manufacturing operations in December 1995 at its 65,000 square foot leased facility in Holtsville, New York. See "Properties". To commence manufacturing, the Company had purchased 20 mold presses, molds, one extruder, one buffing machine and related ancillary equipment. Additional equipment was purchased in 1996 to increase the Company's production capacity and limit down time due to machinery failures and maintenance. The Company ordered new molds from Italy in November 1996 to be utilized in its current presses which should allow the Company to increase its production of popular high performance and light truck tires with anticipated higher profit margins, decreasing its production of smaller tire sizes which are sold at lower margins. The molds have arrived at the Company's facility and have been placed in production. Also, in March 1997, the Company acquired certain of the assets of Butler Retreading, Inc., a private 18 year old high performance retreading Company based in Marietta, Georgia. Butler's equipment is expected to increase the Company's present press capacity and position the Company to increase sales, with intended higher gross profit margins from the new mix of tires it will produce. The asset acquisition, which includes Butler's client base, machinery, equipment and inventory, was financed principally by the proceeds of a $1,000,000 loan from PhoenixCor. Inc., a wholly owned subsidiary of Sumitoma Bank.

On October 22, 1997, the Company entered into an Acquisition Agreement with Tire Group International, Inc. ("TGI"), a wholesale tire distributor. The closing of this transaction is subject to Board of Directors approval and the securing of necessary financing.

Results of Operations

  Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

  Net Sales. The Company's net sales of $2,137,237 for the six months ended September 30, 1997 represent an increase of $1,335,900 compared to net sales for the six months ended September 30, 1996. The increase is attributable to the Company's operations of its manufacturing facility for the entire six months ending September 30, 1997 as compared to limited operations during the six months ending September 30, 1996.

     Cost of Sales. The Company's cost of sales for the six months ended September 30, 1997 was $2,212,851 as compared to $1,688,378, representing an increase of $524,473. This increase was due primarily as a result of increased manufacturing costs to support the increase in sales. During the six months ended September 30, 1996, the Company was primarily in its initial stages of manufacturing, operating at an average plant capacity of 20%. The Company believes that its gross margin will continue to improve with increased sales.

  Gross Loss. The Company's gross loss for the six months ended September 30, 1997 was ($75,614) as compared to a gross loss of ($887,041) for the six months ended September 30, 1996. The decrease in gross loss is directly related to the Company operating its facility at a higher percentage of capacity during the six months ended September 30, 1997 than during the six month period ended September 30, 1996.

  Operating Expenses. The Company incurred selling, shipping, general and administrative expenses of $943,200 in the six months ended September 30, 1997 as compared to $883,238 in the six months ended September 30, 1996. Such expenses represent 44% and 110% of net sales for the six months ended September 30, 1997 and September 30, 1996, respectively. The decline of such expenses as a percentage of sales represents the Company's continuing efforts to contain such expenses as it expands its operations. The increase of selling and shipping expenses is a result of the increased sales and the additional selling costs incurred therein.

  Other Expenses. The Company incurred net interest expense of $68,077 for the six months ended September 30, 1997 compared to net interest expense of $14,795 for the six months ended September 30, 1996. The increase in interest expense for the six months ending September 30, 1997 is the result of the borrowing principally related to the machinery loan.

     Net Loss. As a result of the foregoing factors, the Company's net loss decreased from ($1,788,451) for the six months ended September 30, 1996 to a net loss of ($1,191,029) for the six months ended September 30, 1997. The net loss attributable to common stockholders decreased from ($1,913,527) or $4.27 per share (adjusted for reverse split) to ($1,712,227) or $(1.09) per share. As further explained in Note 4, the principal component of the increase in the preferred stock dividends relates to preferred dividends accredited of $521,198.

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

  Net Sales. The Company's net sales of $1,015,976 for the three months ended September 30, 1997 represents an increase of $433,441 compared to net sales for the three months ended September 30, 1996. The increase was attributable to the Company's operations of its manufacturing facility for the entire three months ending September 30, 1997 as compared to limited operations during the three months ended September 30, 1996.

     Cost of Sales. The Company's cost of sales for the three months ended September 30, 1997 was $1,108,661 as compared to $1,047,724, representing an increase of $60,937. This increase was due primarily to increased purchases of raw materials required as the result of increased sales. The Company believes that its gross margin will continue to improve with increased sales.

  Gross Loss. The Company's gross loss for the three months ended September 30, 1997 was ($92,685) as compared to a gross loss of ($465,189) for the three months ended September 30, 1996, a decrease of ($372,504). The decrease in gross loss is directly related to the Company operating its facility at a higher percentage of capacity during the three months ended September 30, 1997 than during the three months ended September 30, 1996.

  Operating and Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $496,269, and net interest expense of $24,795 in the three months ended September 30, 1997 as compared to $430,477 of selling, shipping, general and administrative expenses and $16,728 of net interest expense in the three months ended September 30, 1996. The increase in selling, shipping, general and administrative expenses were attributable primarily to an increase in costs related to the increase in sales during the three months ended September 30, 1997. The interest expenses is primarily due to the Company's higher outstanding borrowing principally related to the machinery loan.

  Net Loss. The Company sustained a net loss of ($613,647) in the three months ended September 30, 1997 as compared to a net loss of ($911,842) in the three months ended September 30, 1996, a decreased loss of $298,195. The net loss attributable to common stockholders decreased from ($944,904) or ($2.10) per share (adjusted for reverse split) to ($798,570) or ($.37) per share.

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

  The Company used cash in operating activities in the amount of $1,730,481 for the six months ended September 30, 1997 and $1,870,498 for the six months ended September 30, 1996 which was primarily related to the loss from operations. The Company purchased machinery and equipment in the amounts of $254,132 and $128,656 for the six months ending September 30, 1997 and 1996, respectively. Financing provided to fund operating activities and fixed asset purchases for the six months ended September 30, 1997 was provided by the proceeds from a private placement of common stock of $1,600,750 and proceeds from the sale of marketable securities of $356,217. Operating and investing activities for the six months ended September 30, 1996 were funded from a bank line of credit of $396,333.


  Accounts Receivable - At September 30, 1997, the net account receivable balance was $1,379,679, an increase of $420,881. The increase is due to the additional sales realized during the six month period ended September 30, 1997. Payment terms range from cash payment to various net terms in accordance with industry practice. During the current fiscal year, the Company has not incurred any significant write-offs.

  On March 21, 1997, the Company acquired certain assets of Butler Retreading, Inc. The aggregate purchase price was approximately $939,000 consisting of $750,000 in cash provided by long term financing and 42,857 shares of common stock of the Company valued at $189,000, or $4.41 per share, the quoted market price of the Company's shares as of March 21, 1997. During September, 1997, the Company received and installed substantially all equipment purchased from Butler.

  In connection with the acquisition, the Company entered into a new loan agreement with PhoenixCor, Inc., a wholly owned subsidiary of Sumitoma Bank. PhoenixCor, Inc. assumed the balance of the previous loan in the amount of $139,589 and provided financing in the amount of $860,411, for a total new loan of $1,000,000. The loan is payable in 3 monthly installments of $11,205 from April 1997 through June 1997, 3 monthly installments of $19,609 from July 1997 through September 1997 and 42 monthly installments of $28,012 thereafter, including interest at 11.4% per annum. PhoenixCor, Inc. has a security interest in all of the Company's equipment.

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities and maintenance, subject to 5% annual increases. As long as the Company is in substantial compliance with its obligations under this Lease, it has an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% of that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. This option may be exercised at any time up to July 31, 2005. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate expansion activities, if any. As of September 30, 1997, the Company has no significant commitments for additional capital expenditures, nor has the Company exercised the purchase option.

  At September 30, 1997, the Company had cash and cash equivalents of $30,853 and working capital of $1,112,330. As further discussed in Note 4, through September 30, 1997, the Company raised approximately $1,600,750 from the private placement of common stock and has effectuated an amendment to its Class A Convertible Preferred stock removing the requirement to pay approximately $1,325,000 on January 15, 1998. The Company believes that it will be required to raise additional working capital to meet its continuing obligations. If the Company is unsuccessful in achieving positive cash flow from its operations or generating additional working capital, the Company's business will be materially and adversely affected.

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

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts contained in this report are forward-looking statements that involve certain risks and uncertainties including but not limited to, risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, regulatory approval processes, the impact of competitive products or pricing, unpredictability of patent protection, technological changes, the effect of economic conditions and other uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits
            ---------

            27 - Financial Data Schedule (for electronic submission only)

       (b)  Reports on Form 8-K
            -------------------

            None

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  :    November 19, 1997        ECOTYRE TECHNOLOGIES, INC.
                                     --------------------------
                                     (Registrant)

                                     By:  /s/ Vito F. Alongi
                                        -----------------------
                                          Vito F. Alongi,
                                          President, Treasurer and Principal
                                          Financial Officer