Form 10QSB/A
period 1997-09-30
ECOTYRE TECHNOLOGIES INC
filed 1997-11-20
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Dated  :    November 20, 1997        ECOTYRE TECHNOLOGIES, INC.
                                     --------------------------
                                     (Registrant)

                                     By: /s/Vito F. Alongi
                                        -----------------------
                                          Vito F. Alongi,
                                          President, Treasurer and Principal
                                          Financial Officer