Form 10-Q
period 1997-12-31
ECOTYRE TECHNOLOGIES INC
filed 1998-02-23
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

                         Commission file number 0-27240

                           ECOTYRE TECHNOLOGIES, INC.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                     11-3234026
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                 895 Waverly Avenue, Holtsville, New York 11742
                 ----------------------------------------------
                    (Address of principal executive offices)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                -----     -----

     As of February 23, 1998, 3,148,311 shares of $.001 par value Common Stock of the registrant were outstanding.

     Index schedule found on Page No. 2

                           ECOTYRE TECHNOLOGIES, INC.
                           --------------------------
                                      INDEX
                                      -----
                                                                   Page No.
                                                                   --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

  Condensed Balance Sheets - December 31, 1997 and March 31, 1997       3

  Condensed Statements of Operations - Nine Months and Three Months
       Ended December 31, 1997 and 1996                                 4

  Condensed Statements of Cash Flows - Nine Months Ended December
       31, 1997 and 1996                                                5

  Notes to Condensed Financial Statements                             6 - 8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9 - 12

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                              14

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                           ECOTYRE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                           As of                   As of
                                                     December 31, 1997       March 31, 1997
                                                        (Unaudited)
                                                     -----------------       --------------
ASSETS

Current:

  Cash                                               $       25,191      $      127,392
  Account receivable net of allowance for
       doubtful accounts of $25,000 and $17,000             709,403             958,798
  Inventories (Note 2)                                      478,916             431,561
  Prepaid expenses                                          446,281             241,087
  Other current assets                                      166,436             120,999
                                                     --------------      --------------
       Total current assets                               1,826,227           1,879,837
Property, plant and equipment, less accum depr.           2,384,269           2,295,089
Security deposits                                           232,420             244,815
Other assets                                                250,000             396,003
                                                     --------------      --------------
  Total Assets                                       $    4,692,916      $    4,815,744
                                                     ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Current maturities of long-term debt               $         -        $       115,000
  Notes  payable                                            141,550                -
  Accounts payable                                          870,439           1,003,386
  Accrued expenses                                          196,364             149,687
  Preferred stock dividends payable                            -                120,277
  Current maturities of capitalized leases                    3,896               7,979
  Current maturities of machinery loan                      336,144             150,011
                                                     --------------     ---------------
            Total current liabilities                     1,795,028           1,546,340
  Long-term debt, less current maturities                   150,000             150,000
  Capitalized leases, less current maturities                  -                 16,711
  Machinery loan, less current maturities                   534,993             849,989
  Deferred rent credits                                     319,799             313,169
                                                     --------------     ---------------
               Total liabilities                          2,553,185           2,876,209
                                                     --------------     ---------------
Class A Redeemable Convertible Preferred -
       2,000,000 shares authorized;
       issued and outstanding - 1,202,775
       (redemption amount of $1,202,775)                       -              1,193,090
                                                     --------------      --------------
Stockholders' equity (Note 4):
  Serial Preferred Stock,  $.001 par value,
  1,325,000 shares  authorized;  none issued                   -                   -
  Class A Preferred Stock, $.001 par value,
       2,000,000 authorized; 252,114 issued and
       outstanding (liquidation value of $252,114)          252,114                -
  Class B Preferred, $.001 par value, 675,000
       shares authorized; 450,000 issued and outstanding
       (liquidation value $450,000)                         450,000                -
  Common Stock, $.001 par value 30,000,000 shares
       authorized; issued and outstanding -
       3,121,134 and 908,143                                  3,121                 908
  Paid in capital                                        11,886,121           7,852,407
  Deficit                                               (10,451,625)         (7,106,870)
                                                     --------------    ----------------
                                                     $    2,139,731    $        746,445
                                                     --------------    ----------------
       Total stockholder's equity                    $    4,692,916    $      4,815,744
                                                     ==============    ================

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                      For the Nine Months Ended   For the Three Months Ended
                                              December 31,               December 31,
                                              ------------               ------------
                                          1997          1996         1997          1996
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                     ------------  ------------  ------------  -----------
Net sales                            $  2,452,934  $  1,598,351   $   315,697  $   797,013
Cost of sales                           3,657,006     3,121,370     1,444,155    1,432,992
                                     ------------  ------------  ------------  -----------
               Gross profit            (1,204,072)   (1,523,019)   (1,128,458)    (635,979)
                                     ------------  ------------  ------------  -----------
Operating expenses:
  Selling and shipping                    479,113       469,934       111,503      157,683
  General and administrative              909,086       895,487       333,496      321,500
                                     ------------  ------------  ------------  -----------
  Total operating expenses              1,388,199     1,365,421       444,999      479,183
                                     ------------  ------------  ------------  -----------
Loss from operations                   (2,592,271)   (2,888,440)   (1,573,457)  (1,115,162)
                                     ------------  ------------  ------------  -----------
Other expenses, income

  Interest expense, net of
       interest income                     94,746        17,741        26,669        5,766
  Loss on marketable
       securities                          93,783          -             -            -
                                     ------------  ------------  ------------  -----------
  Total other expenses                    188,529        17,741        26,669        5,766
                                     ------------  ------------  ------------  -----------
Loss before taxes                      (2,780,800)   (2,906,181)   (1,600,126)  (1,120,928)
  Income taxes                             10,355         4,243          -           1,046
                                     ------------  ------------  ------------
Net loss                             $ (2,791,155) $ (2,910,424) $ (1,600,126) $(1,121,974)
                                     ------------  ------------  ------------  -----------
Preferred stock dividends (Note 3)        553,600       186,686       217,325       61,609
Net loss attributable to common
     stockholders                    $ (3,344,755) $ (3,097,110) $ (1,817,451) $(1,183,583)
                                     ============  ============  ============  ===========
Net loss per share (Notes 3 and 4)   $      (1.57) $      (5.81) $      (0.58) $     (1.68)
                                     ============  ============  ============  ===========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                  1997          1996
                                                              --------------------------
                                                               (Unaudited)   (Unaudited)
                                                              --------------------------
Cash flows from operating expenses:
  Net loss                                                    $(2,791,155)   $(2,910,424)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                              162,442        168,799
       Deferred rent                                                6,630         30,757
       Issuance of stock for payment of services                  222,324
       Loss on sale of marketable securities                       93,783           --
       Allowance for possible losses on accounts receivable         8,000          6,000
  Decrease (increase) in assets:
       Accounts receivable                                        254,395       (551,177)
       Inventory                                                  (47,355)      (146,115)

       Other assets                                               (92,233)       (44,713)

  Increase (decrease) in liabilities:
       Accounts payable                                          (132,947)       392,181
       Accrued expenses                                            46,677           --
                                                              -----------    -----------
Net cash used in operating activities                          (2,269,439)    (3,054,692)
                                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities:                    356,217           --
  Capital expenditures - net                                     (251,622)      (571,801)
                                                              -----------    -----------
Net cash provided by (used in) investing activities               104,595       (571,801)
Cash flows from financing activities:
  Proceeds from sale of capital stock                           2,100,750      1,558,354
  Proceeds from bank loan                                            --          396,333
  Repayment of bank loan                                         (200,000)
  Proceeds from working capital loan                              141,550
  Repayment of working capital loan                               (30,000)          --
  Proceeds  from long term notes and  warrants
  Proceeds  from bridge  financing
  Repayment of capitalized lease obligations and
       equipment loans                                           (149,657)       (78,570)
  Net cash provided by financing activities                     2,062,643      1,676,117
                                                              -----------    -----------
  Net (decrease) in cash                                         (102,201)    (1,950,376)
  Cash and cash equivalents, beginning of period                  127,392      2,782,952
                                                              -----------    -----------
  Cash and cash equivalents, end of period                         25,191        832,576
                                                              -----------    -----------
  Interest paid                                               $    94,754    $    66,287
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

  The operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ended March 31, 1998.

Note 2.     Inventories

     Inventories have been valued at the lower of cost or market. The components of inventory at December 31, 1997 and March 31, 1997 consist of:

                                      December 31,               March 31,
                                         1997                      1997
                                     ---------------------------------------
                 Raw materials       $    213,445             $      252,221
                 Work in process           22,797                      9,765
                 Finished goods           242,674                    169,575
                                     ------------             --------------
                                     $    478,916             $      431,561
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


Note 4.     Private Placements

  On September 26, 1997, the Company commenced a private placement of its common stock which provided net proceeds through September 1997 of $63,000 by issuing 42,000 shares of its common stock at a price of $1.50 per share. On October 2, 1997, the Company received an additional $500,000 by issuing 333,333 shares of its Common Stock in connection with this private placement.

Class A Redeemable Convertible Preferred Stock.

  Effective April 17, 1997, the Certificate of Incorporation of the Company was amended upon approval from its redeemable Convertible Preferred shareholders to modify their existing stock. The redemption provision has been eliminated and the conversion rate of Preferred Stock into Common Stock has been reduced. The Class A Convertible Preferred Stock is now convertible by multiplying the number of shares to be converted by the sum of $1.00 plus all accrued and unpaid dividends divided by the lesser of $21.00 per share or 75% of the closing bid price for a five day trading period immediately prior to the conversion date. Commencing July 15, 1997, each holder of Class A Convertible Preferred Stock shall be entitled to convert up to 25% of their shares per month. Through December 31, 1997, 1,072,886 shares have been converted to Common Stock.

  The discount in the conversion rate of the convertible preferred stock to common is required to be reflected as additional dividends ratably over the conversion period. Accordingly, the Company recorded accreted preferred stock dividends related to this discount of $470,933 or ($.14) per share (attributable to the common stockholders) for the nine months ended December 31, 1997 and $9,874 (attributable to the common stockholders) for the three months ended December 31, 1997.

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


Reverse Stock Split

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

Note 6.     Supplemental Cash Flow Information

  Non-cash investing and financing activities during the three months period ending December 31, 1997 was as follows:

  Exchange of Class A Convertible Preferred shares
  for Common Stock                                   $     242,642

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

  The Company commenced limited manufacturing operations in December 1995 at its 65,000 square foot leased facility in Holtsville, New York. See "Properties". To commence manufacturing, the Company had purchased 20 mold presses, molds, one extruder, one buffing machine and related ancillary equipment. Additional equipment was purchased in 1996 to increase the Company's production capacity and limit down time due to machinery failures and maintenance. The Company ordered new molds from Italy in November 1996 to be utilized in its current presses which should allow the Company to increase its production of popular high performance and light truck tires with anticipated higher profit margins, decreasing its production of smaller tire sizes which are sold at lower margins. The molds have arrived at the Company's facility and have been placed in production. Also, in March 1997, the Company acquired certain of the assets of Butler Retreading, Inc., a private 18 year old high performance retreading Company based in Marietta, Georgia. Butler's equipment is expected to increase the Company's present press capacity and position the Company to increase sales, with intended higher gross profit margins from the new mix of tires it will produce. The asset acquisition, which includes Butler's client base, machinery, equipment and inventory, was financed principally by the proceeds of a $1,000,000 loan from PhoenixCor. Inc., a wholly owned subsidiary of Sumitoma Bank. Production commenced at the Company's facility during the quarter.

On October 22, 1997, the Company entered into an Acquisition Agreement with Tire Group International, Inc. ("TGI"), a wholesale tire distributor. The closing of this transaction is subject to Board of Directors approval and the securing of necessary financing.

Results of Operations

  Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

  Net Sales. The Company's net sales of $2,452,934 for the nine months ended December 31, 1997 represent an increase of $854,583 compared to net sales for the nine months ended December 31, 1996. The increase is attributable to the Company's operations of its manufacturing facility for the entire nine months ending December 31, 1997 as compared to limited operations during the nine months ending December 31, 1996. The increase was partially offset by a refocusing of the Company's sales effort from the exportation of high volume, low margin, passenger tires to lower volume, higher margin, high performance and light truck tires. This change in marketing strategy was necessitated, in part, from the exportation from Asia of cheap 13" and 14" passenger tires into the U.S. and Central and South American markets. Pressure on margins has increased with the continued turmoil principally in the Asian and Brazillian currency markets.

  Cost of Sales. The Company's cost of sales for the nine months ending December 31, 1997 was $3,657,006 as compared to $3,121,370, representing an increase of $535,636. This increase was due primarily as a result of increased manufacturing costs to support the increase in sales. During the nine months ended December 31, 1996, the Company was primarily in its initial stages of manufacturing, operating at an average plant capacity of 30%.

     Gross Loss. The Company's gross loss for the nine months ended December 31, 1997 was ($1,204,072) as compared to a gross loss of ($1,523,019) for the nine months ended December 31, 1996. The decrease in gross loss is directly related to the Company operating its facility at a higher percentage of capacity during the nine months ended December 31, 1997 than during the nine month period ended December 31, 1996.

     Operating Expenses. The Company incurred selling, shipping, general and administrative expenses of $1,388,199 for the nine months ended December 31, 1997 as compared to $1,365,421 for the nine months ended December 31, 1996. Such expenses represent 57% and 85% of net sales for the nine months ended December 31, 1997 and December 31, 1996, respectively. The decline of such expenses as a percentage of sales represents the Company's continuing efforts to contain such expenses as it expands its operations. The increase of selling and shipping expenses is a result of the increased sales and the additional selling costs incurred therein.

     Other Expenses. The Company incurred net interest expense of $94,746 for the nine months ended December 31, 1997 compared to net interest expense of $17,741 for the nine months ended December 31, 1996. The increase in interest expense for the nine months ending December 31, 1997 is the result of the borrowing principally related to the machinery loan.

     Net Loss. As a result of the foregoing factors, the Company's net loss decreased from ($2,910,424) for the nine months ended December 31, 1996 to a net loss of ($2,791,155) for the nine months ended December 31, 1997. The net loss attributable to common stockholders increased from ($3,097,110) or ($5.81) per share (adjusted for reverse split) to ($3,344,755) or ($1.57) per share. As further explained in Note 4, the principal component of the increase in the preferred stock dividends relates to preferred dividends accreted of $470,933.

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

     Net Sales. The Company's net sales of $315,697 for the three months ended December 31, 1997 represents a decrease of $486,316 compared to net sales for the three months ended December 31, 1996. The decrease was attributable to the Company's change in focus from the exportation of high volume, low margin, passenger tires to lower volume, higher margin, high performance and light truck tires. This change in marketing strategy was necessitated, in part, from the exportation from Asia into the U.S., Central and South American market place of cheap 13" and 14" passenger tires. Pressure on margins has increased with the continued turmoil principally in the Asian and Brazilian currency markets.

     Cost of Sales. The Company's cost of sales for the three months ended December 31, 1997 was $1,444,155 as compared to $1,432,992, representing an increase of $11,163. This increase was due primarily to the exisiting cost structure in place, which is being addressed through adjustments in the labor pool and renegotiation of material purchase agreements. The Company believes that its gross margin will improve with the increased sales anticipated as a result of the refocusing of it's marketing strategy towards higher margin tires, along with the changes being implemented in it's cost structure.

     Gross Loss. The Company's gross loss for the three months ended December 31, 1997 was ($1,128,458) as compared to a gross loss of ($635,979) for the three months ended December 31, 1996, an increase of ($492,479). The increase in gross loss is primarily due to the Company's redefining of it's marketing strategy.

     Operating/Other Expenses. The Company incurred selling, shipping, general and administrative expenses of $444,999, and net interest expense of $26,669 in the three months ended December 31, 1997 as compared to $479,183 of selling, shipping, general and administrative expenses and $5,766 of net interest expense in the three months ended December 31, 1996. The decrease in selling, shipping, general and administrative expenses were attributable primarily to the decrease in costs related to the decrease in sales during the three months ended December 31, 1997. The increase in interest expenses is primarily due to the Company's higher outstanding borrowing principally related to the machinery loan.

     Net Loss. The Company sustained a net loss of ($1,600,126) in the three months ended December 31, 1997 as compared to a net loss of ($1,121,974) in the three months ended December 31, 1996, an increased loss of $478,152. The net loss attributable to common stockholders increased from ($1,183,583) or ($1.68) per share (adjusted for reverse split) to ($1,817,451) or ($.58) per share.

Liquidity and Capital Resources

     At December 31, 1997, the Company had cash and cash equivalents of $25,191 and working capital of $31,199. As further discussed in Note 4, through December 31, 1997, the Company raised approximately $2,100,750 from the private placement of common stock and has effectuated an amendment to its Class A Convertible Preferred stock removing the requirement to pay approximately $1,325,000 on January 15, 1998. The Company will be required to raise additional working capital to meet its continuing obligations. If the Company is unsuccessful in generating additional working capital, the Company's business will be materially and adversely affected.

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

     The Company used cash in operating activities in the amount of $2,269,439 for the nine months ended December 31, 1997 and $3,054,692 for the nine months ended December 31, 1996 which was primarily related to the loss from operations. The Company purchased machinery and equipment in the amounts of $251,622 and $571,801 for the nine months ending December 31, 1997 and 1996, respectively. Financing provided to fund operating activities and fixed asset purchases for the nine months ended December 31, 1997 was provided by the proceeds from a private placement of common stock of $2,100,750 and proceeds from the sale of marketable securities of $356,217. Operating and investing activities for the nine months ended December 31, 1996 were funded from a bank line of credit of $396,333.

     Accounts Receivable - At December 31, 1997, the net account receivable balance was $709,403, a decrease of $249,395. The decrease is due to the reduced sales realized during the three month period ended December 31, 1997. Payment terms range from cash payment to various net terms in accordance with industry practice. During the current fiscal year, the Company has not incurred any significant write-offs.

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

     In connection with the acquisition, the Company entered into a new loan agreement with PhoenixCor, Inc., a wholly owned subsidiary of Sumitoma Bank. PhoenixCor, Inc. assumed the balance of the previous loan in the amount of $139,589 and provided financing in the amount of $860,411, for a total new loan of $1,000,000. The loan is payable in 3 monthly installments of $11,205 from April 1997 through June 1997, 3 monthly installments of $19,609 from July 1997 through September 1997 and 42 monthly installments of $28,012 thereafter, including interest at 11.4% per annum. PhoenixCor, Inc. has a security interest in all of the Company's equipment. As part of a current negotiation to restructure the payment terms of the loan agreement, the Company made payments totaling $39,600 for the three month period ending December 31, 1997. It is expected that any changes to the loan agreement will be completed prior to the end of the current fiscal year.

     The Company has entered into a 10-year, 9-month lease with one five year renewal option for approximately 65,000 square feet of manufacturing, warehouse and office space in Holtsville, New York during fiscal 1995, which provides for minimum annual rental obligations of approximately $282,750, plus utilities and maintenance, subject to 5% annual increases. As long as the Company is in substantial compliance with its obligations under this Lease, it has an option to purchase these premises for $2,500,000. If this option has not been exercised by October 1, 1997, the purchase price will increase by 5% of that date and on each anniversary thereof up to and including October 1, 2004. If the Company elects to purchase these premises, it will be required to tender a deposit equal to 10% of the purchase price and consummate the purchase within sixty (60) days thereafter, whereupon the balance of the purchase price will be due. This option may be exercised at any time up to July 31, 2005. The Company is utilizing this facility for its manufacturing operations, as well as for warehousing its inventory and as its corporate offices. The Company's capital requirements may change depending upon numerous factors and the Company may require additional financing from time to time, particularly in order to effectuate expansion activities, if any. As of December 31, 1997, the Company has no significant commitments for additional capital expenditures, nor has the Company exercised the purchase option.

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

Dated  :    February 23, 1998             ECOTYRE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:  /s/ Lawrence Dobroff
                                              -------------------------
                                              Lawrence Dobroff,
                                              Chief  Financial Officer