Form 10QSB/A
period 1997-12-31
ECOTYRE TECHNOLOGIES INC
filed 1998-02-25
CIK 946670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1
                               ------------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     ASSETS
                                                           As of                   As of
                                                     December 31, 1997       March 31, 1997
                                                        (Unaudited)
                                                     -----------------       --------------
ASSETS

Current:

  Cash                                               $       25,191      $      127,392
  Account receivable net of allowance for
       doubtful accounts of $25,000 and $17,000             709,403             958,798
  Inventories (Note 2)                                      478,916             431,561
  Prepaid expenses                                          446,281             241,087
  Other current assets                                      166,436             120,999
                                                     --------------      --------------
       Total current assets                               1,826,227           1,879,837
Property, plant and equipment, less accum depr.           2,384,269           2,295,089
Security deposits                                           232,420             244,815
Other assets                                                250,000             396,003
                                                     --------------      --------------
  Total Assets                                       $    4,692,916      $    4,815,744
                                                     ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt               $         -        $       115,000
  Notes  payable                                            141,550                -
  Accounts payable                                          870,439           1,003,386
  Accrued expenses                                          196,364             149,687
  Preferred stock dividends payable                            -                120,277
  Current maturities of capitalized leases                    3,896               7,979
  Current maturities of machinery loan                      336,144             150,011
                                                     --------------     ---------------
            Total current liabilities                     1,548,393           1,546,340
  Long-term debt, less current maturities                   150,000             150,000
  Capitalized leases, less current maturities                  -                 16,711
  Machinery loan, less current maturities                   534,993             849,989
  Deferred rent credits                                     319,799             313,169
                                                     --------------     ---------------
               Total liabilities                          2,553,185           2,876,209
                                                     --------------     ---------------
Class A Redeemable Convertible Preferred -
       2,000,000 shares authorized;
       issued and outstanding - 1,202,775
       (redemption amount of $1,202,775)                       -              1,193,090
                                                     --------------      --------------
Stockholders' equity (Note 4):
  Serial Preferred Stock,  $.001 par value,
  1,325,000 shares  authorized;  none issued                   -                   -
  Class A Preferred Stock, $.001 par value,
       2,000,000 authorized; 252,114 issued and
       outstanding (liquidation value of $252,114)          252,114                -
  Class B Preferred, $.001 par value, 675,000
       shares authorized; 450,000 issued and outstanding
       (liquidation value $450,000)                         450,000                -
  Common Stock, $.001 par value 30,000,000 shares
       authorized; issued and outstanding -
       3,121,134 and 908,143                                  3,121                 908
  Paid in capital                                        11,886,121           7,852,407
  Deficit                                               (10,451,625)         (7,106,870)
                                                     --------------    ----------------
                                                     $    2,139,731    $        746,445
                                                     --------------    ----------------
       Total stockholder's equity                    $    4,692,916    $      4,815,744
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

Liquidity and Capital Resources

     At December 31, 1997, the Company had cash and cash equivalents of $25,191 and working capital of $277,834. As further discussed in Note 4, through December 31, 1997, the Company raised approximately $2,100,750 from the private placement of common stock and has effectuated an amendment to its Class A Convertible Preferred stock removing the requirement to pay approximately $1,325,000 on January 15, 1998. The Company will be required to raise additional working capital to meet its continuing obligations. If the Company is unsuccessful in generating additional working capital, the Company's business will be materially and adversely affected.

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

Dated  :    February 24, 1998             ECOTYRE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:  /s/ Lawrence Dobroff
                                              -------------------------
                                              Lawrence Dobroff,
                                              Chief  Financial Officer