Form 10-K/A
period 1997-03-31
ECOTYRE TECHNOLOGIES INC
filed 1998-04-15
CIK 946670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   Form 10-KSB/A

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


Customer Concentration

  During fiscal 1997, sales to one customer, South Texas Tire Supply generated revenues of $506,219.16 accounting for 17.2% of net sales. As of March 31, 1997, three customers accounted for 15%, 14% and 10% of the accounts receivable.

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


  The Company used cash in operating activities of $3,864,581 for the year ended March 31, 1997 and $1,709,359 for the year ended March 31, 1996 which was primarily related to the loss from operations. The cost to the Company for machinery and equipment is approximately $1,969,483.00. All equipment purchased with the exception of any new assets purchased were owned by the Sellers in excess of two years. The Company used industry standards in determining a fair price for all of the equipment purchased. All purchases of equipment were negotiated by the officers of the Company with the help of industry experts and approved by the Company's Board of Directors. The President and CEO, Vito F. Alongi, is primarily responsible for these decisions. Cash used in investing activities in the amount of $531,359 and $712,049 for the year ended March 31, 1997 and 1996, was principally for the purchase of related machinery and equip-ment to commence operations of its manufacturing facility.Financing used to fund operating and investing activities in the amount of $1,740,480 and $5,154,974 for the year ended March 31, 1997 and 1996 was derived principally from the Company's private placement (in October 1996) and from its initial public offering (in December 1995), and working capital loans, notes and debentures during Fiscal 1996. In addition, during fiscal 1996, financing was obtained from Bridge Loans and long-term notes in the amount of $1,075,000 which were repaid at the initial public offering.


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


                                          Individual Grants
                                          -----------------
  (a)                    (b)            (c)              (d)               (e)
                      Number of      % of Total
                      Securities     Option/SARS
                      Underlying     Granted to
                      Options/SARS   Employees in   Exercise or Base    Expiration
Name                  Granted (#)    Fiscal Year    Price ($/Sh)        Date
- ----                  -------------  -------------  -----------------   -----------

Vito F. Alongi
President                 28,571        34-3/4%          $4.41          Feb. 2007
(Chief Executive Officer)  3,571         4-1/3%          $5.25          Feb. 2007


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

                                     Amount and Nature
Name and Address of                  of Shares                  Percentage
Beneficial Owner                     Beneficially Owned         Ownership
- ---------------------                -------------------        ------------

Steven A. Cantor                      113,143 (3)                   13.0%
Vito F. Alongi (1)                     27,143 (4)                   3.1%
John W. King (1)                       17,679 (5)                   2.0%
Robert E. Munyer, Jr. (1)              10,000 (6)                   1.1%
Theresa Mari (1)                       14,207 (7)                   1.6%
Maxwell G. Parsons (2)                  5,714 (8)                    *
Arthur Rosenberg                            0 (9)                    *
Marc de Logeres                             0 (10)                   *
All officers and directors as
 a group (8 persons)                   77,600                       8.7%


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

 10.19  Consent of BDO Seidman, LLP.(1)


*Incorporated by reference to Registration Statement on Form SB-2 No. 33-96482.

(1) previously filed


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

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 of 15(d) of the Securities Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1998.


                                     ECOTYRE TECHNOLOGIES, INC.

                                     By:  /s/ Vito F. Alongi
                                     Vito F. Alongi
                                     President, Treasurer (Principal Executive,
                                     Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1998 by the following persons in the capacities indicated:


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
                                                   ---------
                                                   $ 939,000
                                                   =========


     An unaudited pro-forma condensed combined statement of operations giving effect to this acquisition as if it had occurred at the beginning of fiscal 1996 has not been presented because the acquisition was not material to the Company's assets or historical operations. In evaluating the materiality of the purchase of some of the assets of Butler Retreading, Inc., EcoTyre applied the test set forth in 310(c) of Regulation S-B of the Securities and Exchange Act of 1934, as amended, which consists of an income and asset test. The test was applied as follows:

     Investment Test (c)(2)(i):   EcoTyre  has  made  no  investment  in  Butler
     Retreading, Inc., which is the Company from which the assets were acquired.

     "20% Test" (c)(z)(ii): The value of the assets acquired from Butler Retreading, Inc. ($939,000) did not exceed 20% of EcoTyre's total assets ($4,815,714).

     Income Test (c)(2)(iii): EcoTyre has never generated any income from which to apply the calculation required for this test.

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


     During March 1997, the Company entered into a business acquisition (Note 2) which included the purchase of additional manufacturing equipment. In connection with the acquisition, the Company entered into a new loan agreement with a new financing company. That company assumed the balance of the previous loan in the amount of $139,589 and provided new financing in the amount of $860,411, for a total new loan of $1,000,000 from PhoenixCor, Inc. a wholly owned subsidiary of Sumitoma Bank. The loan is payable in 3 monthly installments of $11,205 from April 1997 through June 1997, 3 monthly installments of $19,609 from July 1997 through September 1997 and 42 monthly installments of $28,012 thereafter, including interest at 11.4% per annum. The new lender has a security interest in all of the Company's equipment and inventory.

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
                           -----------
                           $ 1,000,000
                           ===========

Note 11.    Customer Concentration


     During fiscal 1997, sales to one customer, South Texas Tire Supply generated revenues of $506,219.16 accounting for 17.2% of net sales. As of March 31, 1997, three customers accounted for 15%, 14% and 10% of the accounts receivable.


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

     Transactions involving options granted under the Plans are summarized below:

                                     March 31,
                ---------------------------------------------------
                            1997                               1996
                            ----                               ----
                            Weighted                          Weighted
                            Average                           Average
                            Exercise                          Exercise
                 Shares     Price              Shares         Price
                 ------     ----------         ---------      -----
Outstanding,
April 1          48,571      $ 8.75              -         $    -
Granted          92,852        4.83            48,571          8.75
Canceled         21,429        8.75              -              -
- --------------------------------------------------------------------
Outstanding,
March 31        119,994      $ 5.72            48,571       $  8.75
- --------------------------------------------------------------------
Exercisable,
March 31         27,142      $ 8.75              -          $   -
- --------------------------------------------------------------------

                           ECOTYRE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



     The following table summarizes information about stock options outstanding under the Plans at March 31, 1997:

                                                         Options
                      Options Outstanding                Exercisable
                      -------------------                -----------
                             Weighted-
                             Average     Weighted-                 Weighted-
Range of         Number      Remaining   Average                   Average
Exercise         Outstanding Contractual Exercise    Exercisable   Exercise
Price            at 3/31/97  Life        Price       at  3/31/97   Price
- -----------------------------------------------------------------------------

$ 4.41 - 5.25    92,852      9.9 years   $ 4.83           -         $  -
  8.75           27,142      8.2           8.75         27,142        8.75
- -----------------------------------------------------------------------------
$ 4.41 - 8.75   119,994      9.6 years   $ 5.72         27,142      $ 8.75
- -----------------------------------------------------------------------------

  (e)  Common stock shares reserved

     At March 31, 1997, shares of the Company's authorized and unissued Common Stock were reserved for issuance as follows:


            Long-term incentive plans                   2,050,000
            Outstanding IPO warrants                      246,429
            Conversion of Class A Redeemable
                 Convertible Preferred Stock
                (including related warrants)               68,730
            Warrants issuable to consultants or
                key employees                             128,571
            Underwriters' IPO purchase option units        42,857
            Issuable to consultants and independent
                 contractors                               25,000
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