Form 10-Q/A
period 1997-12-31
ECOTYRE TECHNOLOGIES INC
filed 1998-04-15
CIK 946670

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
                                                     ==============    ================

                 See accompanying notes to financial statements

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                      For the Nine Months Ended   For the Three Months Ended
                                              December 31,               December 31,
                                              ------------               ------------
                                          1997          1996         1997          1996
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                     ------------  ------------  ------------  -----------
Net sales                            $  2,452,934  $  1,598,351   $   315,697  $   797,013
Cost of sales                           3,657,006     3,121,370     1,444,155    1,432,992
                                     ------------  ------------  ------------  -----------
               Gross profit            (1,204,072)   (1,523,019)   (1,128,458)    (635,979)
                                     ------------  ------------  ------------  -----------
Operating expenses:
  Selling and shipping                    479,113       469,934       111,503      157,683
  General and administrative              909,086       895,487       333,496      321,500
                                     ------------  ------------  ------------  -----------
  Total operating expenses              1,388,199     1,365,421       444,999      479,183
                                     ------------  ------------  ------------  -----------
Loss from operations                   (2,592,271)   (2,888,440)   (1,573,457)  (1,115,162)
                                     ------------  ------------  ------------  -----------
Other expenses, income

  Interest expense, net of
       interest income                     94,746        17,741        26,669        5,766
  Loss on marketable
       securities                          93,783          -             -            -
                                     ------------  ------------  ------------  -----------
  Total other expenses                    188,529        17,741        26,669        5,766
                                     ------------  ------------  ------------  -----------
Loss before taxes                      (2,780,800)   (2,906,181)   (1,600,126)  (1,120,928)
  Income taxes                             10,355         4,243          -           1,046
                                     ------------  ------------  ------------
Net loss                             $ (2,791,155) $ (2,910,424) $ (1,600,126) $(1,121,974)
                                     ------------  ------------  ------------  -----------

Preferred stock dividends (Note 3)        553,600       186,686        32,402       61,609
Net loss attributable to common
     stockholders                    $ (3,344,755) $ (3,097,110) $ (1,632,528) $(1,183,583)
                                     ============  ============  ============  ===========
Net loss per share (Notes 3 and 4)   $      (1.57) $      (5.81) $      (0.53) $     (1.68)
                                     ============  ============  ============  ===========

                 See accompanying notes to financial statements.

                           ECOTYRE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                  1997          1996
                                                              --------------------------
                                                               (Unaudited)   (Unaudited)
                                                              --------------------------
Cash flows from operating expenses:
  Net loss                                                    $(2,791,155)   $(2,910,424)
  Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                              162,442        168,799
       Deferred rent                                                6,630         30,757
       Issuance of stock for payment of services                  222,324
       Loss on sale of marketable securities                       93,783           --
       Allowance for possible losses on accounts receivable         8,000          6,000
  Decrease (increase) in assets:
       Accounts receivable                                        254,395       (551,177)
       Inventory                                                  (47,355)      (146,115)

       Other assets                                               (92,233)       (44,713)

  Increase (decrease) in liabilities:
       Accounts payable                                          (132,947)       392,181
       Accrued expenses                                            46,677           --
                                                              -----------    -----------
Net cash used in operating activities                          (2,269,439)    (3,054,692)
                                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities:                    356,217           --
  Capital expenditures - net                                     (251,622)      (571,801)
                                                              -----------    -----------
Net cash provided by (used in) investing activities               104,595       (571,801)
Cash flows from financing activities:
  Proceeds from sale of capital stock                           2,100,750      1,558,354
  Proceeds from bank loan                                            --          396,333

  Repayment of bank loan                                             --         (200,000)

  Proceeds from working capital loan                              141,550
  Repayment of working capital loan                               (30,000)          --
  Proceeds  from long term notes and  warrants
  Proceeds  from bridge  financing
  Repayment of capitalized lease obligations and
       equipment loans                                           (149,657)       (78,570)
  Net cash provided by financing activities                     2,062,643      1,676,117
                                                              -----------    -----------
  Net (decrease) in cash                                         (102,201)    (1,950,376)
  Cash and cash equivalents, beginning of period                  127,392      2,782,952
                                                              -----------    -----------
  Cash and cash equivalents, end of period                         25,191        832,576
                                                              -----------    -----------
  Interest paid                                               $    94,754    $    66,287
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

Note 6.     Supplemental Cash Flow Information

  Non-cash investing and financing activities during the three months period ending December 31, 1997 was as follows:

  Exchange of Class A Convertible Preferred shares
  for Common Stock                                    $   1,072,886
  Sale of Class B Preferred Stock for marketable
  securities                                          $     450,000
  Exchange of Class A Redeemable Preferred shares
  and annual dividends for Class A Convertible
  Preferred shares                                    $   1,325,000
  Accretion and accrual of Preferred Stock dividends  $     470,933
  Cancellation of consulting agreement and return
  of related common shares                            $     100,000

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


     Net Loss. The Company sustained a net loss of ($1,600,126) in the three months ended December 31, 1997 as compared to a net loss of ($1,121,974) in the three months ended December 31, 1996, an increased loss of $478,152. The net loss attributable to common stockholders increased from ($1,183,583) or ($1.68) per share (adjusted for reverse split) to ($1,632,528) or ($.53) per share.


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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits
            --------

            27 - Financial Data Schedule (for electronic submission only)*


       (b)  Reports on Form 8-K
            -------------------
            None

* previously filed

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  :    April 14, 1998                ECOTYRE TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:  /s/ Lawrence Dobroff
                                              -------------------------
                                              Lawrence Dobroff,
                                              Chief  Financial Officer